Form 10-Q
period 1999-06-30
PERSISTENCE SOFTWARE INC
filed 1999-08-16
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                        Commission file number 000-25857

================================================================================

                           PERSISTENCE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   94-3138935
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

                     1720 SOUTH AMPHLETT BLVD., THIRD FLOOR
                           SAN MATEO, CALIFORNIA 94402

          (Address of principal executive offices, including zip code)

                                 (650) 372-3600

              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

================================================================================

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes [X] No [ ]

         The registrant has not been subject to such filing requirements for the past 90 days, as it closed its initial public offering on Form S-1 on June 30, 1999.

         As of August 11, 1999, there were 19,047,817 shares of the registrant's Common Stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.

                           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999 AND DECEMBER 31, 1998.

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE
                           30, 1999 AND 1998.

                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999
                           AND 1998.

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

PART II. OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS.

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         ITEM 5.           OTHER INFORMATION.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES


PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                           PERSISTENCE SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 AS OF
                                                                      ---------------------------------
                                                                        JUNE 30,          DECEMBER 31,
                                                                          1999                1998
                                                                      ----------        ---------------
                                                                      (Unaudited)       (Extracted) [1]
Assets:
       Current assets:
            Cash and cash equivalents                                  $ 33,158             $  4,938
            Short-term investments                                        1,500                   --
            Accounts receivable, net                                      4,018                1,759
            Prepaids and other current assets                               160                  155
                                                                       --------             --------
                 Total current assets                                    38,836                6,852
            Property and equipment, net                                     688                  723
            Purchased technology, net                                     1,246                   --
            Deposits                                                         40                   29
                                                                       --------             --------
                 Total assets                                          $ 40,810             $  7,604
                                                                       ========             ========

Liabilities and Stockholders' Equity:
       Current liabilities:
            Accounts payable                                           $  1,785             $    596
            Accrued compensation and related benefits                     1,044                  512
            Other accrued liabilities                                     1,134                  154
            Deferred revenues                                             1,074                1,798
            Current portion of long-term obligations                        270                  408
                                                                       --------             --------
                 Total current liabilities                                5,307                3,468
       Long-term obligations, net of current portion                        636                  650
       Deferred rent                                                         --                   64
                                                                       --------             --------
                 Total liabilities                                        5,943                4,182
                                                                       --------             --------

       Stockholders' equity:
            Convertible preferred stock                                      --               15,717
            Common stock                                                 53,548                2,854
            Unamortized deferred stock compensation                      (2,515)              (2,222)
            Notes receivable from stockholders                             (161)                (161)
            Accumulated deficit                                         (16,005)             (12,766)
                                                                       --------             --------
                 Total stockholders' equity                              34,867                3,422
                                                                       --------             --------
                 Total liabilities and stockholders' equity            $ 40,810             $  7,604
                                                                       ========             ========


[1] The condensed consolidated balance sheet as December 31, 1998 has been extracted from the consolidated financial statements as of that date, and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      ------------------------          -------------------------
                                                     JUNE 30,        JUNE 30,           JUNE 30,        JUNE 30,
                                                       1999            1998               1999            1998
                                                      --------         --------         --------         --------
                                                            (Unaudited)                       (Unaudited)
Revenues:
       Licenses                                       $  3,463         $  1,447         $  5,579         $  2,451
       Service                                             784              604            1,531            1,310
                                                      --------         --------         --------         --------
            Total revenues                               4,247            2,051            7,110            3,761
                                                      --------         --------         --------         --------

Cost of revenues:
       Licenses                                             56               63               98              119
       Service                                             695              345            1,275              671
                                                      --------         --------         --------         --------
            Total cost of revenues                         751              408            1,373              790
                                                      --------         --------         --------         --------

Gross profit                                             3,496            1,643            5,737            2,971
                                                      --------         --------         --------         --------

Operating expenses:
       Sales and marketing                               2,956            1,449            4,971            3,136
       Research and development                          1,368            1,072            3,174            2,110
       General and administrative                          538              272              921              583
                                                      --------         --------         --------         --------
            Total operating expenses                     4,862            2,793            9,066            5,829
                                                      --------         --------         --------         --------

Loss from operations                                    (1,366)          (1,150)          (3,329)          (2,858)

Interest income (expense), net                              42              (20)              90               16
                                                      --------         --------         --------         --------

Net loss                                              $ (1,324)        $ (1,170)        $ (3,239)        $ (2,874)
                                                      ========         ========         ========         ========


Basic and diluted net loss per share                  $  (0.17)        $  (0.17)        $  (0.43)        $  (0.43)
                                                      ========         ========         ========         ========

Shares used in calculating basic
       and diluted net loss per share                    7,860            6,797            7,462            6,756
                                                      ========         ========         ========         ========


Pro forma basic and diluted net loss per share        $  (0.09)        $  (0.09)        $  (0.22)        $  (0.23)
                                                      ========         ========         ========         ========

Shares used in calculating pro forma basic
       and diluted net loss per share                   15,056           12,603           14,648           12,575
                                                      ========         ========         ========         ========


            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                         -------------------------
                                                                          JUNE 30,         JUNE 30,
                                                                            1999            1998
                                                                         --------         --------
                                                                                  (Unaudited)

Cash flows from operating activities:
      Net loss                                                           $ (3,239)        $ (2,874)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
           Depreciation and amortization                                      291              264
           Amortization of deferred stock compensation                        694               75
           Change in allowance for doubtful accounts                           14              (45)
           Changes in operating assets and liabilities:
                Accounts receivable                                        (2,273)              20
                Prepaids and other currents                                    (5)             (61)
                Accounts payable                                            1,189              (64)
                Accrued compensation and benefits                             532              (53)
                Other accrued liabilities                                     980               33
                Deferred revenues                                            (724)             901
                Deferred rent                                                 (64)             (48)
                                                                         --------         --------
                      Net cash used in operating activities                (2,605)          (1,852)
                                                                         --------         --------

Cash flows from investing activities:
      Short-term investment additions                                      (1,500)              --
      Property and equipment additions                                       (202)            (214)
      Purchased technology additions                                       (1,300)              --
      Deposits                                                                (11)               4
                                                                         --------         --------
                      Net cash used in investing activities                (3,013)            (210)
                                                                         --------         --------

Cash flows from financing activities:
      Sale of convertible preferred, net                                    4,142               --
      Sale of common stock, net                                            29,848               --
      Repayment of notes receivable from stockholders                          --               19
      Repayment of capital lease obligations                                 (152)             (95)
      Borrowings under loan agreements                                         --            1,119
                                                                         --------         --------
                      Net cash provided by financing activities            33,838            1,043
                                                                         --------         --------

Net increase (decrease) in cash and cash equivalents                       28,220           (1,019)
Cash and cash equivalents - beginning of period                             4,938            2,610
                                                                         ========         ========
Cash and cash equivalents - end of period                                $ 33,158         $  1,591
                                                                         ========         ========

Noncash investing and financing activities:
      Conversion of convertible preferred stock into common stock        $ 19,859         $     --
                                                                         ========         ========

            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

         Persistence Software, Inc. and subsidiary (the Company) develops and markets transactional application server software products that comprise the Internet software infrastructure for high-volume, high-performance electronic commerce applications.

2.       BASIS OF PRESENTATION

         The condensed consolidated financial statements included in this filing on Form 10-Q as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1998 balance sheet was extracted from audited financial statements as of and for the year ended that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's S-1 Prospectus related to its initial public offering of common stock as filed with, and declared effective on June 24, 1999 by, the Securities and Exchange Commission.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 1999, its condensed consolidated results of operations for the three and six month periods ended June 30, 1999 and 1998, and its cash flows for the six month periods ended June 30, 1999 and 1998, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

3.       INITIAL PUBLIC OFFERING OF STOCK

         On June 25, 1999, the Company sold 3 million shares of common stock in an underwritten initial public offering at a price of $11.00 per share for net proceeds of approximately $29.7 million. Simultaneously with the closing of the initial public offering, all 7,697,885 shares of the Company's outstanding convertible preferred stock were converted to common stock on a share for share basis.

         On July 14, 1999, the Company sold an additional 450,000 shares through the exercise of the related underwriters' over allotment option at a price of $11.00 per share for net proceeds of approximately $4.6 million.

4.       NET LOSS PER SHARE

         Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

         Upon the initial public offering, all outstanding shares of convertible preferred stock were converted into an equal number of shares of common stock. The pro forma basic and diluted net loss per share calculation includes the weighted average number of shares of outstanding convertible preferred stock as if they were outstanding shares of common stock.

         The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                        -----------------------         -----------------------
                                         1999             1998            1999            1998
                                        -------         -------         -------         -------
Net loss (numerator), basic and
  diluted ..........................    $(1,324)        $(1,170)        $(3,239)        $(2,874)
                                        =======         =======         =======         =======
Shares (denominator):
  Weighted average common shares
     outstanding ...................      8,494           7,647           8,101           7,640
  Weighted average common shares
     outstanding subject to
     repurchase ....................       (634)           (850)           (639)           (884)
                                        -------         -------         -------         -------
  Shares used in computation,
     basic and diluted .............      7,860           6,797           7,462           6,756
                                        =======         =======         =======         =======
Net loss per share, basic and
  diluted ..........................    $ (0.17)        $ (0.17)        $ (0.43)        $ (0.43)
                                        =======         =======         =======         =======


         As of June 30, 1999 and 1998, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                     ------------------
                                                      1999        1998
                                                     -----        -----

Convertible preferred stock                          7,196        5,810
Shares of common stock  subject to repurchase          609          809
Outstanding options                                  1,635          809
Warrants                                                81           81
                                                     -----        -----
     Total                                           9,521        7,509
                                                     =====        =====

5.       RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company had no comprehensive income items, other than net loss, to report for any of the periods presented. The Company currently operates in one reportable segment under SFAS No. 131.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's year ending December 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and related disclosures.

    In December 1998, the AICPA issued SOP 98-9,"Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." This amendment clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. Our adoption of this new standard has not to date had any material effect on our revenue recognition. Further implementation guidelines relating to this standard may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the years ended December 31, 1998, 1997, and 1996, included in our S-1 Registration Statement filed with the Securities and Exchange Commission in conjunction with our initial public offering of common stock. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes, "plans," "expects," "future," "intends, and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.


OVERVIEW

    We are a leading provider of transactional application server software products that comprise the Internet software infrastructure for high volume, high performance electronic commerce applications. We were incorporated and began operations in 1991. Our first products incorporated patented object-to-relational mapping and caching technologies, which have since become the foundation for our PowerTier product family. From 1992 to 1996, we introduced a variety of enhancements to these products, including a patented data transformation technology for mapping objects to database tables, and caching capabilities.

    In 1996, we developed our PowerTier transactional application server, which integrates all of these previously released Persistence products with new shared transactional caching technologies, which enables multiple users to simultaneously access the same cached data. We first shipped our PowerTier for C++ transactional application server in 1997. Sales of PowerTier for C++ accounted for the majority of our revenues in 1997 and 1998, during which years we added a professional services staff to enable our customers to implement PowerTier more rapidly. We were one of the first companies to adopt and implement the EJB specification. In 1998, we introduced PowerTier for EJB, which customers have frequently purchased together with PowerTier for C++. Our next version of PowerTier for EJB is currently in use by several major customers and is expected to be commercially released later in 1999. We currently plan to continue to focus product development efforts on enhancements to both the PowerTier for C++ and the PowerTier for EJB products.

    Our revenues consist of software license revenues and service. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We expect that, in the near term, the majority of our revenues will be derived from PowerTier for C++ transactional server and related services. In the longer term, we expect that PowerTier for EJB will increase as a component of our total revenues.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom and Germany. Our future success will depend, in part, on our successful development of international markets for our products.

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. Sales of products to our top five customers accounted for 51% of total revenues in the six months ended June 30, 1999, 55% of total revenues in 1998, and for 15% of total revenues in 1997. In the future, we expect to have relatively few large customers continue to account for a relatively large proportion of our revenues.

    To date, we have sold our products primarily through our direct sales force, and we will need to hire many more sales people within the next two years in order to meet our sales goals. In addition, our ability to achieve significant revenue growth will depend in large part on our success in establishing and leveraging relationships with systems integrators and other third parties.

    For 1997 and prior years, we recognized revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1. Commencing in 1998, we began recognizing revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2, as amended by Statements of Position 98-4 and 98-9. Our adoption of these new standards has not to date had any material effect on our revenue recognition. Further implementation guidelines relating to these standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings.

    We recognize license revenues upon shipment of the software if collection of the resulting receivable is probable, an executed agreement has been signed, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Undelivered elements in these arrangements typically consist of services. For sales made through distributors, revenue is recognized upon shipment. Distributors have no right of return. We recognize revenues from customer training, support and consulting services as the services are performed. We generally recognize support revenues ratably over the term of the support contract. If support or professional services are included in an arrangement that includes a license agreement, amounts related to support or professional services are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price when such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority. Arrangements which require significant modification or customization of software are recognized under the percentage of completion method.

    Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since 1996 and, as of June 30, 1999, had an accumulated deficit of $16.0 million. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and other staff. In addition, we expect to incur substantial expenses associated with sales personnel, referral fees, marketing programs and increased administrative expenses associated with being a public company. Accordingly, we expect to incur net losses for the foreseeable future.

    We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. Although we have experienced significant revenue growth recently, this trend may not continue. We may not achieve or maintain profitability in the future. Our success depends significantly upon broad market acceptance of our PowerTier for EJB application server. Because Sun Microsystems controls the EJB standard, we need to maintain a good working relationship with them to develop future versions of PowerTier for EJB, as well as additional products using the EJB standard. Our performance will also depend on the growth and widespread adoption of the market for business-to-business electronic commerce over the Internet.

RESULTS OF OPERATIONS

POTENTIAL QUARTERLY VARIABILITY

    Our quarterly operating results have fluctuated significantly in the past, and may continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control. These factors include:

    o   our ability to close relatively large sales on schedule;

    o   delays or deferrals of customer orders or deployments;

    o   delays in shipment of scheduled software releases;

    o demand for and market acceptance of our PowerTier for C++ and PowerTier for EJB products;

    o   the possible loss of sales people;

    o   introduction of new products or services by us or our competitors;

    o   annual or quarterly budget cycles of our customers;

    o the level of product and price competition in the application server market;

    o   our lengthy sales cycle;

    o our success in expanding our direct sales force and indirect distribution channels;

    o   the mix of direct sales versus indirect distribution channel sales;

    o   the mix of products and services licensed or sold;

    o   the mix of domestic and international sales; and

    o our success in penetrating international markets and general economic conditions in these markets.

    The typical sales cycle of our products is long and unpredictable, and is affected by seasonal fluctuations as a result of our customers' fiscal year budgeting cycles and slow summer purchasing patterns in Europe. We typically receive a substantial portion of our orders in the last two weeks of each quarter because our customers often delay purchases of our products to the end of the quarter in order to gain price concessions. Because a substantial portion of our costs are relatively fixed and based on anticipated revenues, a failure to recognize an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

    Our license revenues in the first quarter of 1999 were lower than those in the fourth quarter of 1998, and our license revenues in the first quarter of 1998 were lower than those in the fourth quarter of 1997. In the future, we expect this trend to continue, with the fourth quarter of each year accounting for the greatest percentage of total revenues for the year and with an absolute decline in revenues from the fourth quarter to the first quarter of the next year.

         The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

     Our revenues were $4.3 million for the three months ended June 30, 1999 and $2.1 million for the three months ended June 30, 1998, representing an increase of 107%. International revenues were $750,000 for the three months ended June 30, 1999 and $307,000 for the three months ended June 30, 1998. For the three months ended June 30, 1999, sales of products and services to Motorola accounted for 17% of our total revenues, sales of products and services to Cisco accounted for 14% of our total revenues and sales of products, sales of products and services to ShopNow.com accounted for 12% of sales and services to our top five customers accounted for 58% of total revenues. For the three months ended June 30, 1998, sales of products and services to Unisys accounted for 50% of our total revenues, sales of products and services to Cisco accounted for 22% of our total revenues, and sales of products and services to our top five customers accounted for 87% of total revenues.

    License Revenues. License revenues were $3.5 million for the three months ended June 30, 1999 and $1.4 million for the three months ended June 30, 1998, representing an increase of 139%. License revenues represented 82% of total revenues for the three months ended June 30, 1999 and 71% of total revenues for the three months ended June 30, 1998. The increase in software license revenues was primarily due to sales of our new PowerTier for EJB application server and the increased size and productivity of our sales team.

    Service Revenues. Our service revenues were $784,000 for the three months ended June 30, 1999 and $604,000 for the three months ended June 30, 1998, representing an increase of 30%. The dollar increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform. Service revenues represented 18% of total revenues for the three months ended June 30, 1999 and 29% of total revenues for the three months ended June 30, 1998. This decrease as a proportion of total revenues was primarily attributed to an increase in sales of our new PowerTier for EJB platform.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $56,000 for the three months ended June 30, 1999 and $63,000 for the three months ended June 30, 1998. As a percentage of license revenues, cost of license revenues were 2% for the three months ended June 30, 1999 and 4% for the three months ended June 30, 1998. This decrease was primarily attributable to lower packaging and document distribution costs as a result of a change to electronic distribution of these materials.

    Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $695,000 for the three months ended June 30, 1999 and $345,000 for the three months ended June 30, 1998, representing an increase of 101%. This increase was primarily due to increased employee staffing in our professional services organization, as well as outside consultants, to support a greater installed base of customers. As a percentage of service revenues, cost of service revenues were 88% for the three months ended June 30, 1999 and 57% for the three months ended June 30, 1999. In particular, cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $3.0 million for the three months ended June 30, 1999 and $1.4 million for the three months ended June 30, 1998, representing an increase of 104%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales people and sales engineers, sales commissions , trade show expenses and advertisements. Sales and marketing expenses represented 70% of total revenues for the three months ended June 30, 1999 and 71% of total revenues for the three months ended June 30, 1998. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and further increase acceptance of our products. Accordingly, we anticipate we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in future periods.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $1.4 million for the three months ended June 30, 1999 and $1.1 million for the three months ended June 30, 1998, representing an increase of 28%. This increase was primarily related to an increase in employee and consultant software developers and program management and documentation personnel hired to support product development. Research and development expenses represented 32% of total revenues for the three months ended June 30, 1999 and 52% of total revenues for the three months ended June 30, 1998. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product line and to enhance our technology. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods.

    General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $538,000 for the three months ended June 30, 1999 and $272,000 for the three months ended June 30, 1998, representing an increase of 98%. This increase was primarily the result of the hiring of additional general management, finance and other administrative personnel. General and administrative expenses represented 13% of total revenues for the three months ended June 30, 1999 and 13% of total revenues for the three months ended June 30, 1998. We believe that our general and administrative expenses will continue to increase as a result of the expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and accounting and legal expenses.

    Net Interest Income (Expense). Net interest income was $42,000 for the three months ended June 30, 1999, and net interest expense was $20,000 for the three months ended June 30, 1998, representing an change of $62,000. Net interest income consists primarily of earnings on our cash and cash equivalent balances, whereas net interest expense consisted primarily of interest related to borrowings.

    Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 1997 and 1998 and during the first three months ended March 31, 1999 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of June 30, 1999 amounted to $2.5 million, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $191,000 in the three months ended June 30, 1999 and $51,000 in the three months ended June 30, 1998.


SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

    Our revenues were $7.1 million for the six months ended June 30, 1999 and $3.8 million for the six months ended June 30, 1998, representing an increase of 89%. International revenues were $1.4 million for the six months ended June 30, 1999 and $0.7 million for the six months ended June 30, 1998. For the six months ended June 30, 1999, sales of products and services to Cisco accounted for 16% of our total revenues, sales of products and services to Lucent accounted for 11% of our total revenues, sales of products and services to Motorola accounted for 10% of our total revenues and sales of products and services to our top five customers accounted for 51% of total revenues. For the six months ended June 30, 1998, sales of products and services to Unisys accounted for 28% of our total revenues, sales of products and services to Cisco accounted for 16% of our total revenues, sales of products and services to PE Applied accounted for 13% of our total revenues and sales of products and services to our top five customers accounted for 70% of total revenues.

    License Revenues. License revenues were $5.6 million for the six months ended June 30, 1999 and $2.5 million for the six months ended June 30, 1998, representing an increase of 128%. License revenues represented 78% of total revenues for the six months ended June 30, 1999 and 65% of total revenues for the six months ended June 30, 1998. The increase in software license revenues was primarily due to sales of our new PowerTier for EJB application server and the increased size and productivity of our sales team.

    Service Revenues. Our service revenues were $1.5 million for the six months ended June 30, 1999 and $1.3 million for the six months ended June 30, 1998, representing an increase of 17%. The dollar increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform. Service revenues represented 22% of total revenues for the six months ended June

30, 1999 and 35% of total revenues for the six months ended June 30, 1998. This decrease as a proportion of total revenues was primarily attributed to an increase in sales of our new PowerTier for EJB platform.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $98,000 for the six months ended June 30, 1999 and $119,000 for the six months ended June 30, 1998. As a percentage of license revenues, cost of license revenues were 2% for the six months ended June 30, 1999 and 5% for the six months ended June 30, 1998. This decrease was primarily attributable to lower packaging and document distribution costs as a result of a change to electronic distribution of these materials.

    Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $1.3 million for the six months ended June 30, 1999 and $0.7 million for the six months ended June 30, 1998, representing an increase of 90%. This increase was primarily due to increased employee staffing in our professional services organization, as well as outside consultants, to support a greater installed base of customers. As a percentage of service revenues, cost of service revenues were 83% for the six months ended June 30, 1999 and 51% for the six months ended June 30, 1999. In particular, cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $5.0 million for the six months ended June 30, 1999 and $3.1 million for the six months ended June 30, 1998, representing an increase of 59%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales people and sales engineers, sales commissions, trade show expenses and advertisements. Sales and marketing expenses represented 70% of total revenues for the six months ended June 30, 1999 and 83% of total revenues for the six months ended June 30, 1998. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and further increase acceptance of our products. Accordingly, we anticipate we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in future periods.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $3.2 million for the six months ended June 30, 1999 and $2.1 million for the six months ended June 30, 1998, representing an increase of 50%. This increase was primarily related to an increase in employee and consultant software developers and program management and documentation personnel hired to support product development. We also recognized a one-time $303,000 compensation charge during the six months ended June 30, 1999 associated with the issuance of common stock to an investor at a price which was less than the deemed fair value for accounting purposes. Research and development expenses represented 45% of total revenues for the six months ended June 30, 1999 and 56% of total revenues for the six months ended June 30, 1998. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product line and to enhance our technology. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods.

    General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $921,000 for the six months ended June 30, 1999 and $583,000 for the six months ended June 30, 1998, representing an increase of 58%. This increase was primarily the result of the hiring of additional general management, finance and other administrative personnel. General and administrative expenses represented 13% of total revenues for the six months ended June 30, 1999 and 16% of total revenues for the six months ended June 30, 1998. We believe that our general and administrative expenses will continue to increase as a result of the expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and accounting and legal expenses.

    Net Interest Income (Expense). Net interest income was $90,000 for the six months ended June 30, 1999, and net interest expense was $16,000 for the six months ended June 30, 1998, representing a change of $106,000. Net interest income consists primarily of earnings on our cash and cash equivalent balances, whereas net interest expense consisted primarily of interest related to borrowings.

     Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 1997 and 1998 and during the first six months ended June 30, 1999 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of June 30, 1999 amounted to $2.5 million, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $694,000 in the six months ended June 30, 1999 (including the $303,000 included above in "Research and Development" and $75,000 in the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our business primarily through our initial public offering of common stock, which totaled net proceeds of $29.7 million through June 30, 1999, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds through June 30, 1999. We have also financed our business through a loan in the principal amount of $800,000 and capitalized leases. As of June 30, 1999, we had $34.7 million of cash, cash equivalents and short-term investments and $33.5 million of working capital. In July 1999, our initial public offering underwriters exercised their overallotment option, netting us an additional $4.6 million in net proceeds from the sale of common stock.

    Net cash used for operating activities was $2.6 million for the six months ended June 30, 1999 and $1.9 million for the six months ended June 30, 1998. For both six month periods, cash used for operating activities was attributable primarily to net losses and increases in accounts receivable and deferred revenues, offset primarily by increases in accounts payable, accrued compensation and benefits, and other accrued liabilities.

    Net cash used for investing activities was $3.0 million for the six months ended June 30, 1999 and $0.2 million for the six months ended June 30, 1998.. Cash used in investing activities for the six months ended June 30, 1999 primarily reflected investments in short term investments, purchased technology, and property and equipment, while cash used in investing activities for the six months ended June 30, 1998 primarily reflected investments in property and equipment.

    Net cash provided by financing activities was $33.8 million for the six months ended June 30, 1999 and $1.0 million for the six months ended June 30, 1998. Net cash provided by financing activities during the six months ended June 30, 1999 was primarily attributable to proceeds from the issuance of common stock in our initial public offering and convertible preferred stock, and net cash provided by financing activities during the six months ended June 30, 1998 was primarily attributable to proceeds from the issuance convertible preferred stock.

    In February 1998, we entered into a loan agreement with Comerica Bank for an amount up to $2.0 million. As of June 30, 1999 we had no borrowings outstanding under this loan. As of June 30, 1999, we had outstanding borrowings of $733,000 under promissory note in favor of Comerica. We are required to make principal payments of $22,222 per month plus interest of 7.75% per annum on the unpaid principal balance, payable in 36 monthly installments, which began April 1, 1999. The promissory note is collateralized by substantially all of our assets, including our patents and intellectual property.

    Although we have no material commitments for capital expenditures, we anticipate a substantial increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

    We believe that current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business.


YEAR 2000 COMPLIANCE

    Many currently installed computer systems are unable to distinguish between twentieth century dates and twenty-first century dates. These systems were developed using two digits rather than four to determine the applicable year. This error could result in software failures or the creation of erroneous results.

    We have conducted the first phases of a year 2000 readiness review for the current versions of our products. The review includes assessment, implementation, including remediation, upgrading and replacement of product versions, validation testing and contingency planning.

    We have largely completed all phases of this plan, except for contingency planning, for the current versions of our products. As a result, we believe all current versions of our products to be "year 2000 compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or with our products are also year 2000 compliant. We have not tested our products on all platforms or all versions of operating systems that we currently support.

    We have defined "year 2000 compliant" as the ability to:

    o correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

    o function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

    o if the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and

    o   recognize the year 2000 as a leap year.

    We have tested software obtained from third parties, including licensed software, shareware and freeware, that is incorporated into our products, and we are seeking assurances from our vendors that licensed software is year 2000 compliant. We plan to continue to test our current and future products by applying our year 2000 compliance criteria and to include any necessary modifications the compliance process reveals. Despite testing and assurances, our products may contain undetected errors or defects associated with year 2000 date functions. Any errors or defects in our products could result in the delay or loss of revenue, increased service costs and damage to our reputation. We are aware of lawsuits against software vendors involving year 2000 claims, and, despite testing our products, we may be sued by a customer on a year 2000 claim.

    Our internal systems include both our information technology, or IT, and non-IT systems. We have reviewed our material internal IT systems, including both our custom software and third-party software and hardware technology, but we have not performed an assessment of our non-IT systems. To the extent that we cannot test the technology provided by third party vendors, we are seeking assurances from vendors that their systems are year 2000 compliant. We are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

    We do not currently have any information concerning the year 2000 compliance status of our customers. If our current or future customers fail to achieve year 2000 compliance or if they delay or divert technology expenditures, especially technology expenditures that were reserved for enterprise software systems, to address year 2000 compliance problems, our business could suffer.

    Through June 30, 1999, we have incurred nominal expenses relating to our year 2000 compliance activities and estimate that any additional costs will be nominal. However, we may experience material problems and costs that are not currently identified in our year 2000 plan.

    We have not yet fully developed a contingency plan to address situations that may result if we cannot achieve year 2000 readiness of our critical operations. The cost of developing and implementing a contingency plan may itself be material. We intend to develop a contingency plan by the fourth quarter of 1999. Finally, we are also subject to external forces that might generally affect businesses, such as utility or transportation company year 2000 failures.


RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company had no comprehensive income items, other than net loss, to report for any of the periods presented. The Company currently operates in one reportable segment under SFAS No. 131.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's year ending December 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and related disclosures.

    In December 1998, the AICPA issued SOP 98-9,"Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." This amendment clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. Our adoption of this new standard has not to date had any material effect on our revenue recognition. Further implementation guidelines relating to this standard may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    You should carefully consider the following risks in addition to the other sections of this Form 10-Q before purchasing our common stock. The risks and uncertainties described below are intended to be the ones that are specific to our company and are not the only ones that we face. Additional risks and uncertainties that generally apply to businesses in our industry or to companies that have just gone public may also impair our business.

We Have A Limited Operating History In The Application Server Market.

    Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. You should consider our prospectus in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing software industry. These risks include:

    o our substantial dependence for revenue from our PowerTier for C++ product, which was first introduced in 1997 and has achieved only limited market acceptance;

    o our need to successfully sell our PowerTier for EJB product, which was first introduced in 1998 and has achieved only limited market acceptance;

    o our need to expand our distribution capability through both a direct sales organization and third party distributors and systems integrators;

    o our unproven ability to anticipate and respond to technological and competitive developments in the rapidly changing market for application servers;

    o   our unproven ability to compete in a highly competitive market;

    o uncertainty as to the growth rate in the electronic commerce market and, in particular, the business-to-business electronic commerce market;

    o our dependence on Enterprise JavaBeans, commonly known as EJB, becoming a widely accepted standard in the transactional application server market; and

    o   our dependence upon key personnel.

Because We Have A History Of Losses And Negative Cash Flow, We May Never Become Or Remain Profitable.

    Our revenues may not continue to grow and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $3.3 million in 1996, $4.7 million in 1997, $4.1 million in 1998 and $3.2 million in the six months ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of approximately $16.0 million. In addition, while we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we expand our product development and sales and marketing efforts and assume the increased administrative duties associated with our public company status. Thus, we will need to increase our revenues to become profitable. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

We Have Financed Our Business Through The Sale Of Stock And Not Through Cash Generated By Our Operations.

    Since inception, we have generally had negative cash flow from operations. To date, we have financed our business primarily through private sales of common stock and convertible preferred stock and not through cash generated by our operations. We expect to continue to have negative cash flow from operations for the next several quarters.

We May Need To Raise Additional Capital In The Future.

    Although we believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our anticipated operating cash needs for the next 18 months, we may need to raise additional funds prior to that time. We face several risks in connection with this possible need to raise additional capital:

    o   the issuance of additional securities could result in:

    o   debt securities with rights senior to the common stock;

    o dilution to existing stockholders as a result of issuing additional equity or convertible debt securities;

    o debt securities with restrictive covenants that could restrict our ability to run our business as desired; or

    o   securities issued on disadvantageous financial terms.

    o   the failure to procure needed funding could result in:

    o a reduction in scope in our planned product development or marketing efforts; or

    o an inability to respond to competitive pressures or take advantage of market opportunities, which could adversely affect our ability to achieve profitability or positive cash flow.

The Unpredictability Of Our Quarterly Results May Adversely Affect The Price Of Our Common Stock.

    Our operating results have fluctuated significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. In particular, the fourth quarter of each year has in the past tended to account for the greatest percentage of total revenues for the year, and we have often experienced an absolute decline in revenues from the fourth quarter to the first quarter of the next year. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. The factors that may cause fluctuations of our operating results include the following:

    o   our ability to close relatively large sales on schedule;

    o   delays or deferrals of customer orders or deployments;

    o   delays in shipment of scheduled software releases;

    o demand for and market acceptance of our PowerTier for C++ and PowerTier for EJB products;

    o   the possible loss of sales people;

    o   introduction of new products or services by us or our competitors;

    o   annual or quarterly budget cycles of our customers;

    o the level of product and price competition in the application server market;

    o   our lengthy sales cycle;

    o our success in expanding our direct sales force and indirect distribution channels;

    o   the mix of direct sales versus indirect distribution channel sales;

    o   the mix of products and services licensed or sold;

    o   the mix of domestic and international sales; and

    o our success in penetrating international markets and general economic conditions in these markets.

    We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter because our customers often delay purchases of our products to the end of the quarter to gain price concessions. Because a substantial portion of our costs are relatively fixed and based on anticipated revenues, a failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

Our Sales Cycle Is Long, Unpredictable And Subject To Seasonal Fluctuations, So It Is Difficult To Forecast Our Revenues.

    Any delay in sales of our products or services could cause our quarterly revenues and operating results to fluctuate. The typical sales cycle of our products is long and unpredictable and requires both a significant capital investment decision by our customers and our education of potential customers regarding the use and benefits of our products. Our sales cycle is generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a limited pilot program to establish technical fit. Our products typically are purchased as part of a significant enhancement to a customer's information technology system. The implementation of our products involves a significant commitment of resources by prospective customers. Accordingly, a purchase decision for a potential customer typically requires the approval of several senior decision makers. Our sales cycle is affected by the business conditions of each prospective customer. Due to the relative importance of many of our product sales, a lost or delayed sale could adversely affect our quarterly operating results. Our sales cycle is affected by seasonal fluctuations as a result of our customers' fiscal year budgeting cycles and slow summer purchasing patterns in Europe. Also, our revenues are typically higher in the fourth quarter than in other quarters of the year.

We Depend On A Relatively Small Number Of Significant Customers, And The Loss Of One Or More Of These Customers Could Result In A Decrease In Our Revenues.

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. For the six months ended June 30, 1999, sales of products and services to Cisco accounted for 16% of our total revenues, sales of products and services to Lucent accounted for 11% of our total revenues, sales of products and services to Motorola accounted for 10% of our total revenues and sales of products and services to our top five customers accounted for 51% of total revenues. In 1998, sales of products and services to Cisco accounted for 14% of our total revenues, sales of products and services to Instinet accounted for 17% of our total revenues, and sales of products and services to our top five customers accounted for 55% of total revenues. In 1997, sales of products and services to Lucent accounted for 11% of our total revenues, and sales of products and services to our top five customers accounted for

15% of our total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

We Depend On The Java Programming Language, The Enterprise Javabeans Standard And The Emerging Market For Distributed Object Computing, And If These Technologies Fail To Gain Acceptance, Our Business Could Suffer.

    We are focusing significant marketing efforts on our PowerTier for EJB application server, which is based on three relatively new technologies, none of which have been widely adopted by companies. These three technologies are a distributed object computing architecture, Sun Microsystems' Java programming language and Enterprise JavaBeans, or EJB. Distributed object computing combines the use of software modules, or objects, communicating across a computer network to software applications, such as our PowerTier application server. EJB is the Java programming standard for use in an application server. In 1998, we launched our PowerTier for EJB product, which is a transactional application server that uses Java and conforms to the EJB standard. Sun Microsystems released the EJB standard in 1998, and thus far EJB has had limited market acceptance. We expect a substantial portion of our future revenues will come from sales of products based on the EJB standard. Thus, our success depends significantly upon broad market acceptance of distributed object computing in general, and Java application servers in particular. If EJB does not become a widespread programming standard for application servers, our revenues and business could suffer.

If We Do Not Deliver Products That Meet Rapidly Changing Technology Standards And Customer Demands, We Will Lose Market Share To Our Competitors.

    The market for our products and services is characterized by rapid technological change, dynamic customer demands and frequent new product introductions and enhancements. Customer requirements for products can change rapidly as a result of innovation in software applications and hardware configurations and the emergence or adoption of new industry standards, including Internet technology standards. We need to increase our research and development investment to maintain our technological leadership. Our future success depends on our ability to continue to enhance our current products and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments. For example, as Sun Microsystems introduces new EJB specifications, we will need to introduce new versions of PowerTier for EJB designed to support these new specifications to remain competitive. If we do not bring enhancements and new versions of our products to market in a timely manner, our market share and revenues could decrease and our reputation could suffer. If we fail to anticipate or respond adequately to changes in technology and customer needs, or if there are any significant delays in product development or introduction, our revenues and business could suffer.

Because Our Direct Sales Team Is Currently Our Most Critical Sales Channel, Any Failure To Build And Train This Team May Result In Lower Revenues.

    We must expand our direct sales team to generate increased revenue. In 1998, we hired several new salespeople, replacing most of our preexisting sales force. In 1999, we have continued to hire new salespeople. In order to meet our future sales goals, we will need to hire many more salespeople within the next two years for both our domestic and international sales efforts. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Because our entire sales team is relatively new, we cannot be certain that they will meet our sales goals. In addition, our recently hired employees may not become productive, and we may not be able to hire enough qualified individuals in the future.

Because Our Future Revenue Goals Are Based On Our Development Of A Strong Sales Channel Through Systems Integrators And Other Third Parties, Any Failure To Develop This Channel May Result In Lower Revenues.

    To date, we have sold our products primarily through our direct sales force, but our ability to achieve significant revenue growth in the future will depend in large part on our success in establishing and leveraging relationships with systems integrators and other third parties. It may be difficult for us to establish these relationships, and, even if we establish these relationships, we will then depend on the systems integrators' and other third parties' sales efforts. In addition, because these relationships are nonexclusive, systems integrators may choose to use application servers or other alternative solutions offered by our competitors, and not our products. If we fail to successfully build our third-party distribution channels or if our systems integrator and other third party partners do not perform as expected, our business could be harmed.

Because Our Products Are Often Incorporated Into Enterprise-Wide System Deployments, Any Delays In These Projects May Result In Lower Revenues.

    Because our products are often incorporated into multi-million dollar enterprise projects, we depend on the successful and timely completion of these enormous projects to fully deploy our products and achieve our revenue goals. These enterprise projects often take many years to complete and can be delayed by a variety of factors, including general or industry-specific economic downturns, our customers' budget constraints, year 2000 problems or other customer-specific delays, problems with other system components or delays caused by the systems integrators who may be managing the system deployment. If our customers cannot successfully implement large-scale deployments, or they determine for any reason that our products cannot accommodate large-scale deployments or that our products are not appropriate for widespread use, our business could suffer. In addition, if a systems integrator fails to complete a project utilizing our product for a customer in a timely manner, our revenues or business reputation could suffer.

Because We Compete With Sun Microsystems, Who Controls The EJB Application Server Standard, We Face The Risk That They May Develop This Standard To Favor Their Own Products.

    Our success depends on achieving widespread market acceptance of our PowerTier for EJB application server. Because Sun Microsystems controls the EJB standard, we need to maintain a good working relationship with Sun Microsystems to develop future versions of PowerTier for EJB, as well as additional products using EJB, that will gain market acceptance. In March 1998, we entered into a license agreement with Sun Microsystems, pursuant to which we granted Sun Microsystems rights to manufacture and sell, by itself and not jointly with others, products under a number of our patents and Sun Microsystems granted us rights to manufacture and sell, by ourselves and not jointly with others, products under a number of Sun Microsystems' patents. As a result, Sun Microsystems may develop and sell some competing products that would, in the absence of this license agreement, infringe our patents. Because Sun Microsystems controls the EJB standard, it could develop the EJB standard in a more proprietary way to favor a product offered by one of its subsidiaries, NetDynamics or KIVA Software, or a third party, which could make it much harder for us to compete in the EJB application server market.

Microsoft Has Established A Competing Application Server Standard, Which Could Diminish The Market Potential For Our Products If It Gains Widespread Acceptance.

    Microsoft has established a competing standard for distributed computing, COM, which includes an application server product. If this standard gains widespread market acceptance over the EJB or CORBA standards, on which our products are based, our business would suffer. Because of Microsoft's resources and commanding position with respect to other markets and technologies, Microsoft's entry into the application server market may cause our potential customers to delay purchasing decisions. We expect that Microsoft's presence in the application server market will increase competitive pressure in this market.

We Face Significant Competition From Companies With Greater Resources Than We Have And May Face Additional Competition In The Future.

    The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We believe that the principal competitive factors in our market are:

    o   performance, including scalability, integrity and availability;

    o   ability to provide a complete software platform;

    o   flexibility;

    o   use of standards-based technology;

    o   ease of integration with customers' existing enterprise systems;

    o   quality of support and service;

    o   security;

    o   company reputation; and

    o   price.

    Our competitors include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Gemstone Systems, IBM (WebSphere), Inprise, Iona Technologies, Oracle (OAS) and Sun Microsystems (NetDynamics). Many customers may not be willing to purchase our PowerTier platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. Moreover, there are other very large and established companies, including Microsoft and Netscape, who offer alternative solutions and are thus indirect competitors. Further, dozens of companies have announced their intention to support EJB and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, in the PowerTier for C++ market, many potential customers build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments.

If The Market For Business-To-Business Electronic Commerce Over The Internet Does Not Develop As We Currently Envision, Our Business Model Could Fail And Our Revenues Could Decline.

    Our performance and future success will depend on the growth and widespread adoption of the market for business-to-business electronic commerce over the Internet. If business-to-business electronic commerce does not develop in the manner currently envisioned, our business could be materially and adversely affected. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, accessibility and quality of network service, remain unresolved and may negatively affect the growth of the Internet as a platform for conducting business-to-business electronic commerce. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

Our Failure To Manage Growth Could Impair Our Business.

    Achieving our planned revenue growth and other financial objectives will place significant demands on our management and other resources. We anticipate increasing our headcount significantly over the next two years. Our ability to manage this growth effectively will require us to continue to develop and improve our operational, financial and other internal systems and controls, as well as our business development capabilities, and to train, motivate and manage our employees. If we are unable to manage our growth effectively, we may not be able to retain key personnel and the quality of our services and products may suffer.

Our Business Could Suffer If We Cannot Attract And Retain The Services Of Key Employees.

    Our future success depends on the ability of our management to operate effectively, both individually and as a group. We are substantially dependent upon the continued service of our existing executive personnel, especially Christopher T. Keene, our Chief Executive Officer and Chairman of the Board. We do not have a key person life insurance policy covering Mr. Keene or any other officer or key employee. Our success will depend in large part upon our ability to attract and retain highly-skilled employees, particularly sales personnel and software engineers. There is significant competition for skilled employees, especially for people who have experience in both the software and Internet industries. If we are not successful in attracting and retaining these skilled employees, our sales and product development efforts would suffer. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of that employee and any resulting loss of existing or potential customers to a competitor could harm our business. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees.

Our Software Products May Contain Defects Or Errors, And Shipments Of Our Software May Be Delayed.

    Complex software products often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Our products have in the past contained and may in the future contain errors and defects, which may be serious or difficult to correct and which may cause delays in subsequent product releases. Delays in shipment of scheduled software releases or serious defects or errors could result in lost revenues or a delay in market acceptance, which could have a material adverse effect on our revenues and reputation.

We May Be Sued By Our Customers For Product Liability Claims As A Result Of Failures In Their Critical Business Systems.

    Because our customers use our products for important business applications, errors, defects or other performance problems could result in financial or other damages to our customers. They could pursue claims for damages, which, if successful, could result in our having to make substantial payments. Although our purchase agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. A product liability claim brought against us, even if meritless, would likely be time consuming and costly for us to litigate or settle.

A Significant Portion Of Our Revenues Is Derived From International Sales, Which Could Decline As A Result Of Legal, Business And Economic Risks Specific To International Operations.

    Our future success will depend, in part, on our successful development of international markets for our products. Approximately 19% of our revenues came from sales of products and services outside the United States during the six months ended June 30, 1999. Approximately 29% of our revenues came from sales of products and services outside the United States in the year ended December 31, 1998. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

    o   difficulties of staffing and managing foreign operations;

    o   our dependence on the sales efforts of our third party distributors;

    o   longer payment cycles typically associated with international sales;

    o   tariffs and other trade barriers;

    o failure to comply with a wide variety of complex foreign laws and changing regulations;

    o   exposure to political instability and economic downturns;

    o   failure to localize our products for foreign markets;

    o   restrictions on the export of technologies;

    o   potentially adverse tax consequences;

    o   reduced protection of intellectual property rights in some countries;
        and

    o   currency fluctuations.

    We sell products outside the United States in U.S. dollars. We do not currently engage in any hedging transactions to reduce our exposure to currency fluctuations as a result of our foreign operations. We are not currently ISO 9000 compliant, nor are we attempting to meet all foreign technical standards that may apply to our products. Our failure to develop our international sales channel as planned could cause a decline in our revenues.

If We Do Not Protect Our Intellectual Property Rights, Our Competitive Position May Be Impaired.

    Our success may depend on our ability to protect our proprietary rights to the technologies used in our products, and yet the measures we are taking to protect these rights may not be adequate. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products, which could harm our business. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions to protect our proprietary technology, but these legal means afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Further, litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs and diversion of management attention and resources.

We May Be Sued For Violating The Intellectual Property Rights Of Others.

    The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. As the number of competitors in the application server market grows and the functionality of products in different market segments overlaps, the possibility of an intellectual property claim against us increases. For example, we may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware, which will cause us to be infringing when it is issued in the future. To address these patent infringement or other intellectual property claims, we may have to enter into royalty or licensing agreements on disadvantageous commercial terms. Alternatively, we may be unable to obtain a necessary license. A successful claim against us, and our failure to license the infringed or similar technology, would harm our business. In addition, any infringement or other intellectual property claims, with or without merit, which are brought against us could be time consuming and expensive to litigate or settle and could divert management attention from administering our core business.

We Face Risks Associated With The Year 2000 Issue, Including The Risk That Our Products Or Internal Systems May Not Be Year 2000 Compliant And The Risk That Our Customers May Delay The Purchase Of Our Powertier Platform As A Result Of Their Own Year 2000 Concerns.

    We have designed and tested the most current versions of our products to be year 2000 compliant. However, we have not tested our products on all platforms or all versions of operating systems that we currently support. Despite this testing, our products may contain undetected errors or defects associated with year 2000 date functions that may be expensive for us to remedy. Because our products are generally incorporated into a large enterprise-wide system enhancement, we may face claims based on year 2000 issues arising from the integration of multiple products, including ours, within an overall system. Some commentators have stated that a significant amount of litigation will arise out of year 2000 issues, and we are aware of a growing number of lawsuits against other software vendors.
    We may experience serious unanticipated problems and material costs caused by undetected errors or defects in the technology used in our internal systems relating to the year 2000 transition. These systems include the hardware and third-party software products that our research and development staff use in their daily activities, as well as our management information systems. The most likely worst case scenarios include:

    o hardware or software failures that would prevent our research and development staff from effectively performing their duties;

    o   corruption of data contained in our internal information systems; and

    o the failure of infrastructure services provided by government agencies and other third parties, including public utilities and Internet service providers.

    Finally, our potential customers may cease or delay the purchase and installation of new complex systems, such as systems incorporating our PowerTier application server, or may defer an enterprise-wide deployment of our PowerTier platform, as a result of, and during, their own internal year 2000 testing. Any resulting delay or decrease in orders for our products could cause our revenues to decline, either on a quarterly or absolute basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

Future Sales Of Our Common Stock May Depress Our Stock Price.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price through the sale of securities. After the our initial public offering of common stock, including shares issued pursuant to the related exercise of the underwriters' overallotment option, we had outstanding 19.0 million shares of common stock. Beginning 90 days after the June 24, 1999 effective date of our initial public offering prospectus, approximately 150,000 shares will be eligible for sale. Beginning 180 days after the June 24, 1999 effective date of our initial public offering prospectus, approximately 14.4 million shares will be eligible for sale, approximately 7.0 million of which will be subject to volume and other restrictions under Rule 144. In addition, approximately 900,000 shares will be eligible for sale upon the expiration of various one-year holding periods during the six months following 180 days after the June 24, 1999 effective date of our initial public offering prospectus, subject to volume and other restrictions under Rule 144.

Our Stock Price May Be Volatile.

    The Company's common stock has only been available in the public market since June 25, 1999. An active public market for our common stock may not completely develop or be sustained in the future. To date, the market price of our common stock has been highly volatile and may rise or fall in the future as a result of many factors, such as:

    o   variations in our quarterly results;

    o   announcements of technological innovations by us or our competitors;

    o   introductions of new products by us or our competitors;

    o   acquisitions or strategic alliances by us or our competitors;

    o   hiring or departure of key personnel;

    o   the gain or loss of a significant customer or order;

    o changes in estimates of our financial performance or changes in recommendations by securities analysts;

    o market conditions in the software industry and in our customers' industries; and

    o   adoption of new accounting standards affecting the software industry.

    The stock market in general has experienced extreme price and volume fluctuations, which could adversely affect the market price of our stock. In particular, the market prices of the common stock of many companies in the software and Internet industries have experienced this volatility, which has often been unrelated to these companies' operating performance. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its stock. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our business.

Our Executive Officers And Directors Own A Large Percentage Of Our Voting Stock And Could Exert Significant Influence Over Matters Requiring Stockholder Approval After This Offering.

    Our executive officers and directors, and entities affiliated with them, own approximately 58% of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, continue to control the election of a majority of the directors and the determination of all corporate actions after this offering. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

The Antitakeover Provisions In Our Charter Documents And Under Delaware Law Could Discourage A Takeover.

    Provisions in our certificate of incorporation, bylaws and Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. These provisions may also discourage proxy contests or make it more difficult for stockholders to take corporate action. These provisions include the following:

    o establishing a classified board in which only a portion of the total board members will be elected at each annual meeting;

    o   authorizing the board to issue preferred stock;

    o   prohibiting cumulative voting in the election of directors;

    o   limiting the persons who may call special meetings of stockholders;

    o   prohibiting stockholder action by written consent; and

    o establishing advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

We May Engage In Future Acquisitions That Could Disrupt Our Business And Dilute Our Stockholders.

    As part of our business strategy, we expect to review acquisition prospects that we believe would be advantageous to the development of our business. For example, we have recently acquired object request broker technology, which provides the communications between the transactional application server and the client. While we have no current agreements or negotiations underway with respect to any major acquisitions, we may make acquisitions of businesses, products or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any of which could materially and adversely affect our financial results and the price of our common stock:

    o issue equity securities that would dilute existing stockholders' percentage ownership;

    o   incur substantial debt;

    o   assume contingent liabilities; or

    o take substantial charges in connection with the amortization of goodwill and other intangible assets.

    Acquisitions also entail numerous risks, including:

    o difficulties in assimilating acquired operations, products and personnel with our pre-existing business;

    o   unanticipated costs;

    o   diversion of management's attention from other business concerns;

    o adverse effects on existing business relationships with suppliers and customers;

    o risks of entering markets in which we have limited or no prior experience; and

    o potential loss of key employees from either our preexisting business or the acquired organization.

    We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business.

We Have Not Designated Any Specific Use For The Net Proceeds Of The Company's Initial Public Offering Of Common Stock, And Thus May Use The Proceeds To Fund Operating Losses, For Acquisitions Or For Other Corporate Purposes.

    We have not designated any specific use for the net proceeds of the Company's initial public offering of common stock. As a result, our management and board of directors will have broad discretion in spending the proceeds of this offering. We currently expect to use the net proceeds primarily for working capital and general corporate purposes, funding product development and expanding our sales and marketing organization. In addition, we may use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at June 30, 1999, the fair value of our cash equivalents and short-term investments would change by approximately $200,000.

    Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at June 30, 1999. Therefore, a hypothetical ten percent change in foreign currency rates would have an insignificant impact on our financial position or results of operations. We do not hedge any of our foreign currency exposure.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  (c)      Sales of Unregistered Securities

                           From March 31, 1999 to June 30, 1999, we issued
                  options to purchase 1,486,874 shares of common stock at a weighted-average exercise price of $10.01 per share to our employees and consultants pursuant to the 1997 Stock Plan. During this period, our employees and consultants purchased 90,131 shares of common stock at a weighted-average exercise price of $0.31 per share upon exercise of options granted under the 1997 Stock Plan. These options and shares of common stock were issued by us in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended.

                  (d)      Use of Proceeds

                           On June 30, 1999, we closed the initial public
                  offering of our common stock, $0.001 par value per share. The managing underwriters in the offering were BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and SoundView Technology Group, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-72437) that was declared effective by the Securities and Exchange Commission on June 24, 1999. The offering commenced on June 25, 1999, on which date we sold all 3,000,000 shares of common stock registered under the Registration Statement at a price of $11.00 per share. The aggregate price of the offering amount registered and sold was $33,000,000. In connection with the offering, we paid an aggregate of $2,541,000 in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth our reasonable estimate of other material expenses incurred in connection with the offering.

                                                                                     Amount Paid
                                                                                     -----------
                  Securities and Exchange Commission registration fee                  $  11,509
                  NASD filing fee                                                          4,640
                  Nasdaq National Market listing                                          95,000
                  Printing and engraving expenses                                        135,000
                  Legal fees and expenses                                                350,000
                  Accounting fees and expenses                                           250,000
                  Blue Sky qualification fees and expenses                                 5,000
                  Transfer Agent and Registrar fees                                       15,000
                  Miscellaneous fees and expenses                                        133,851
                                                                                     -----------
                         Total:                                                      $ 1,000,000
                                                                                     ===========

                           After deducting the underwriting discounts and
                  commissions and the offering expenses described above, we received net proceeds from the offering of approximately $29.7 million. We have used the net proceeds from its initial public offering of common stock to invest in interest bearing investment grade instruments. In addition, we currently expect to use the net proceeds primarily for working capital and general corporate purposes, including funding product development and for expanding our sales and marketing organization. Furthermore, we may use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Persistence or their associates, persons owning 10% or more of any class of equity securities of Persistence, or an affiliate of Persistence.

                    The above amounts do not reflect the underwriters' exercise of an overallotment option to purchase 450,000 shares of common stock at a price of $11.00 per share, which closed on July 19, 1999.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On May 24, 1999, the holders of 4,091,700 shares of common stock (out of 7,533,190 shares of common stock outstanding) and the holders of 5,348,553 shares of preferred stock (out of 7,697,885 shares outstanding) approved an amendment to the bylaws and Amended and Restated Articles of Incorporation which increased the number of directors from seven to eight.

                         On June 11, 1999, we held our 1999 annual meeting of
                stockholders. The following summarizes the matters submitted to a vote of the stockholders:

                         1. The election of the following nominees to serve as
                members of the Board of Directors:

                           NOMINEE                      IN FAVOR              WITHHELD
                ------------------------------       ------------            --------
                Christopher T. Keene                  13,006,266                1,563

                Gregory Ennis                         13,003,069                4,760

                Jack L. Hancock                       13,007,829                    0

                William Harding                       13,007,829                    0

                Laurence R. Hootnick                  13,002,829                5,000

                Merritt Lutz                          13,002,829                5,000

                Joseph P. Roebuck                     13,002,829                5,000

                Jeffrey T. Webber                     13,006,266                1,563

                2. The amendment and restatement of the Certificate of Incorporation of our wholly-owned Delaware subsidiary, effective upon the initial public offering of our common stock:

                   IN FAVOR              OPPOSED              ABSTAIN
                -----------------   ------------------   ------------------

                  12,261,125             745,141               1,563

                3. The reincorporation of Persistence from California to Delaware by means of a merger of Persistence with and into its wholly-owned Delaware subsidiary:

                    IN FAVOR              OPPOSED              ABSTAIN
                ------------------   ------------------   ------------------

                   11,760,219                0                1,247,610

                4. The adoption of the 1999 Directors' Stock Plan and the reservation of 500,000 shares of the common stock for issuance thereunder:

                     IN FAVOR              OPPOSED              ABSTAIN
                -------------------   ------------------   ------------------

                    12,580,529             427,300                 0

                5. The adoption of the 1999 Employee Stock Purchase Plan and the reservation of 600,000 shares of common stock for issuance thereunder, plus an automatic annual increase in each of the fiscal years beginning in 2000, 2001, 2002, 2003 and 2004 of a maximum of 250,000 shares:

                     IN FAVOR              OPPOSED              ABSTAIN
                -------------------   ------------------   ------------------

                    13,004,829              3,000                  0

                6. The amendment of the 1997 Stock Plan to increase in the number of shares of common stock reserved for issuance thereunder by an additional 3,000,000 shares, plus an automatic annual increase in shares in each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 of a maximum of 650,000 shares, and to provide that an employee may not be granted options or stock purchase rights with respect to more than 2,000,000 shares in any fiscal year:

                     IN FAVOR              OPPOSED              ABSTAIN
                -------------------   ------------------   ------------------

                    13,004,829              3,000                  0

                7. The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 1999:

                     IN FAVOR              OPPOSED              ABSTAIN
                -------------------   ------------------   ------------------

                    13,002,829                0                  5,000

                    The above share amounts have been adjusted to reflect the
                conversion of all outstanding preferred stock into common stock upon closing of the initial public offering in June 1999.

ITEM 5.         OTHER INFORMATION.

                None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                (a) EXHIBITS:

                      27.1     Financial Data Schedule

                (b) REPORTS ON FORM 8-K:

                    None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PERSISTENCE SOFTWARE, INC.


                                           By:  /s/  CHRISTINE RUSSELL
                                                --------------------------------
                                                CHRISTINE RUSSELL
                                                CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

Date:  AUGUST 16, 1999

                                 EXHIBIT INDEX


Exhibit
   No.                         Description
--------                      -------------

  27.1                    Financial Data Schedule
