Form 10-Q
period 1999-09-30
PERSISTENCE SOFTWARE INC
filed 1999-11-15
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 1999

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

                                 Yes [X] No [ ]

        As of November 10, 1999, there were 19,123,160 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS.

                CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

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

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       AS OF
                                                            -------------------------------
                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1999            1998
                                                            -------------   ---------------
                                                             (UNAUDITED)    (EXTRACTED) [1]
Assets:
    Current assets:
        Cash and cash equivalents                             $ 21,899         $  4,938
        Short-term investments                                  12,660               --
        Accounts receivable, net                                 3,819            1,759
        Prepaids and other current assets                          462              155
                                                              --------         --------
            Total current assets                                38,840            6,852
        Property and equipment, net                              1,027              723
        Purchased technology, net                                1,610               --
        Deposits                                                    50               29
                                                              --------         --------
            Total assets                                      $ 41,527         $  7,604
                                                              ========         ========

Liabilities and Stockholders' Equity:
    Current liabilities:
        Accounts payable                                      $  2,452         $    596
        Accrued compensation and related benefits                  855              512
        Other accrued liabilities                                  573              154
        Deferred revenues                                        1,316            1,798
        Current portion of long-term obligations                   177              408
                                                              --------         --------
            Total current liabilities                            5,373            3,468
    Long-term obligations, net of current portion                  628              650
    Deferred rent                                                   --               64
                                                              --------         --------
            Total liabilities                                    6,001            4,182
                                                              --------         --------

    Stockholders' equity:
        Convertible preferred stock                                 --           15,717
        Common stock                                            58,409            2,854
        Unamortized deferred stock compensation                 (2,320)          (2,222)
        Notes receivable from stockholders                        (161)            (161)
        Accumulated deficit                                    (20,402)         (12,766)
                                                              --------         --------
            Total stockholders' equity                          35,526            3,422
                                                              --------         --------
            Total liabilities and stockholders' equity        $ 41,527         $  7,604
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

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    ------------------------------    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1999             1998             1999             1998
                                                    -------------    -------------    -------------    -------------
                                                              (UNAUDITED)                       (UNAUDITED)
Revenues:
    Licenses                                          $  1,747         $  2,250         $  7,326         $  4,701
    Service                                                878              643            2,409            1,953
                                                      --------         --------         --------         --------
            Total revenues                               2,625            2,893            9,735            6,654
                                                      --------         --------         --------         --------

Cost of revenues:
    Licenses                                                19               93              117              212
    Service                                                490              334            1,765            1,005
                                                      --------         --------         --------         --------
            Total cost of revenues                         509              427            1,882            1,217
                                                      --------         --------         --------         --------

Gross profit                                             2,116            2,466            7,853            5,437
                                                      --------         --------         --------         --------

Operating expenses:
    Sales and marketing                                  4,057            1,885            9,028            5,021
    Research and development                             1,721            1,032            4,895            3,142
    General and administrative                           1,146              290            2,067              873
                                                      --------         --------         --------         --------
            Total operating expenses                     6,924            3,207           15,990            9,036
                                                      --------         --------         --------         --------

Loss from operations                                    (4,808)            (741)          (8,137)          (3,599)

Interest income (expense), net                             410              (20)             500              (36)
                                                      --------         --------         --------         --------

Net loss                                              $ (4,398)        $   (761)        $ (7,637)        $ (3,635)
                                                      ========         ========         ========         ========

Basic and diluted net loss per share                  $  (0.24)        $  (0.11)        $  (0.68)        $  (0.53)
                                                      ========         ========         ========         ========

Shares used in calculating basic
    and diluted net loss per share                      18,449            6,865           11,171            6,798
                                                      ========         ========         ========         ========

Pro forma basic and diluted net loss per share        $  (0.24)        $  (0.06)        $  (0.48)        $  (0.27)
                                                      ========         ========         ========         ========

Shares used in calculating pro forma basic
    and diluted net loss per share                      18,449           13,355           15,962           13,289
                                                      ========         ========         ========         ========



           See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                              ------------------------------
                                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                                  1999             1998
                                                                              -------------    -------------
                                                                                       (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                                    $ (7,637)        $(3,635)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                                638             409
        Amortization of deferred stock compensation                                  890             182
        Change in allowance for doubtful accounts                                    483             (45)
        Changes in operating assets and liabilities:
            Accounts receivable                                                   (2,543)         (1,639)
            Prepaids and other currents                                             (307)           (114)
            Accounts payable                                                       1,856            (244)
            Accrued compensation and benefits                                        343             149
            Other accrued liabilities                                                419             226
            Deferred revenues                                                       (482)            730
            Deferred rent                                                            (64)            (72)
                                                                                --------         -------
                Net cash used in operating activities                             (6,404)         (4,053)
                                                                                --------         -------

Cash flows from investing activities:
    Short-term investment additions                                              (12,660)             --
    Property and equipment additions                                                (692)           (312)
    Purchased technology additions                                                (1,500)             --
    Deposits                                                                         (21)             (7)
                                                                                --------         -------
                Net cash used in investing activities                            (14,873)           (319)
                                                                                --------         -------

Cash flows from financing activities:
    Sale of convertible preferred stock, net                                       4,142           5,107
    Sale of common stock, net                                                     34,349              --
    Repayment of notes receivable from stockholders                                   --              19
    Repayment of capital lease obligations                                          (253)           (147)
    Borrowings under loan agreements                                                  --           1,119
                                                                                --------         -------
                Net cash provided by financing activities                         32,238           6,098
                                                                                --------         -------

Net increase in cash and cash equivalents                                         16,961           1,726
Cash and cash equivalents - beginning of period                                    4,938           2,610
                                                                                --------         -------
Cash and cash equivalents - end of period                                       $ 21,899         $ 4,336
                                                                                ========         =======

Noncash investing and financing activities:
    Acquisition of purchased technology through issuance of common stock        $    360         $    --
                                                                                ========         =======
    Conversion of convertible preferred stock into common stock                 $ 19,859         $    --
                                                                                ========         =======



           See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS

        Persistence Software, Inc. and subsidiary (the Company) develops and markets transactional application server software products that comprise the Internet software infrastructure for high-volume, high-performance electronic commerce applications.

2.      BASIS OF PRESENTATION

        The condensed consolidated financial statements included in this filing on Form 10-Q as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1998 balance sheet was extracted from audited financial statements as of and for the year ended that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's S-1 Prospectus related to its initial public offering of common stock as filed with, and declared effective on June 24, 1999 by, the Securities and Exchange Commission.

        In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1999, its condensed consolidated results of operations for the three and nine month periods ended September 30, 1999 and 1998, and its cash flows for the nine month periods ended September 30, 1999 and 1998, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

3.      INITIAL PUBLIC OFFERING OF STOCK

        On June 25, 1999, the Company sold 3 million shares of common stock in an underwritten initial public offering at a price of $11.00 per share for net proceeds of approximately $29.7 million. Simultaneously, with the closing of the initial public offering, all 7,697,885 shares of the Company's outstanding convertible preferred stock were converted to common stock on a share for share basis.

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

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                     ------------------------         ------------------------
                                                       1999            1998             1999            1998
                                                     --------         -------         --------         -------
Net loss (numerator), basic and diluted ..........   $ (4,398)        $  (761)        $ (7,637)        $(3,635)
                                                     ========         =======         ========         =======
Shares (denominator):
Weighted average common shares outstanding .......     18,984           7,636           11,730           7,644
Weighted average common shares
    outstanding subject to repurchase ............       (535)           (771)            (559)           (846)
                                                     --------         -------         --------         -------
Shares used in computation, basic and diluted ....     18,449           6,865           11,171           6,798
                                                     --------         -------         --------         -------
Net loss per share, basic and diluted ............   $  (0.24)        $ (0.11)        $  (0.68)        $ (0.53)
                                                     ========         =======         ========         =======

        As of September 30, 1999, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                             SEPTEMBER 30,
                                                                  1999
                                                             -------------
Shares of common stock subject to repurchase .................     462

Outstanding options ..........................................   3,428
                                                                 -----
    Total ....................................................   3,890
                                                                 =====

5.      BANK CREDIT FACILITIES

        In November 1999, the Company renewed its credit facilities with a bank. Under the renewed facilities, in addition to its outstanding $800,000 equipment term loan, the Company has available a new $5 million revolving line of credit facility available through August 15, 2000 and a new $1 million equipment financing facility under which drawdowns are available through July 15, 2000. As of September 30, 1999, the Company had no borrowings outstanding under its predecessor line of credit facility with the bank.

        Under the new $5 million revolving line of credit facility, any outstanding borrowings will bear interest at either the bank's base rate (8.25% as of September 30, 1999) or LIBOR plus 2.0 basis points for a maximum of two LIBOR advances in $500,000 minimum increments having 30, 60, or 90 day maturities.

        Under the new $1 million equipment financing facility, any borrowings either outstanding on July 15, 2000 or reaching an aggregate of $500,000 outstanding or will automatically convert to a 36-month term loan having equal monthly payments of principal and interest. Borrowings under the equipment financing facility will bear interest at either the bank's base rate plus 0.50% or the bank's LIBOR rate plus 2.25 basis points for a maximum of two LIBOR advances in $500,000 minimum increments having 30, 60, or 90 day maturities.

        The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $25 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2.0 to 1. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

6.      RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company had no comprehensive income items, other than net loss, to report for any of the periods presented. The Company currently operates in one reportable segment under SFAS No. 131.

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

        Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. Sales of products to our top five customers accounted for 46% of total revenues in the nine months ended September 30, 1999, 55% of total revenues in 1998, and for 15% of total revenues in 1997. In the future, we expect to have relatively few large customers continue to account for a relatively large proportion of our revenues.

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

        Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since 1996 and, as of September 30, 1999, had an accumulated deficit of $20.4 million. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and other staff. In addition, we expect to incur substantial expenses associated with sales personnel, referral fees, marketing programs and increased administrative expenses associated with being a public company. Accordingly, we expect to incur net losses for the foreseeable future.

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

RESULTS OF OPERATIONS

POTENTIAL QUARTERLY VARIABILITY

        Our quarterly operating results have fluctuated significantly in the past, and may continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control. These factors include:

        -       our ability to close relatively large sales on schedule;

        -       delays or deferrals of customer orders or deployments;

        -       delays in shipment of scheduled software releases;

        - demand for and market acceptance of our PowerTier for C++ and PowerTier for EJB products;

        -       the possible loss of sales people;

        - introduction of new products or services by us or our competitors;

        -       annual or quarterly budget cycles of our customers;

        - the level of product and price competition in the application server market;

        -       our lengthy sales cycle;

        - our success in expanding our direct sales force and indirect distribution channels;

        - the mix of direct sales versus indirect distribution channel sales;

        -       the mix of products and services licensed or sold;

        -       the mix of domestic and international sales; and

        - our success in penetrating international markets and general economic conditions in these markets.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

        Our revenues were $2.6 million for the three months ended September 30, 1999 and $2.9 million for the three months ended September 30, 1998, representing a decrease of 9%. International revenues were $712,000 for the three months ended September 30, 1999 and $448,000 for the three months ended September 30, 1998. For the three months ended September 30, 1999, sales of products and services to Cisco accounted for 20% of our total revenues, and sales of products and services to our top five customers accounted for 47% of total revenues. For the three months ended September 30, 1998, sales of products and services to Cisco accounted for 26% of our total revenues, sales of products and services to Supervalu accounted for 25% of our total revenues, sales of products and services to Caldwell Spartin accounted for 17% of our total revenues, and sales of products and services to our top five customers accounted for 76% of total revenues.

        License Revenues. License revenues were $1.7 million for the three months ended September 30, 1999 and $2.3 million for the three months ended September 30, 1998, representing a decrease of 22%. License revenues represented 67% of total revenues for the three months ended September 30, 1999 and 78% of total revenues for the three months ended September 30, 1998. The decrease in software license revenues was primarily due to a decrease in per customer average selling price, offset by an increase in the number of customers.

        Service Revenues. Our service revenues were $878,000 for the three months ended September 30, 1999 and $643,000 for the three months ended September 30, 1998, representing an increase of 37%. The dollar increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform. Service revenues represented 33% of total revenues for the three months ended September 30, 1999 and 22% of total revenues for the three months ended September 30, 1998.

Cost of Revenues

        Cost of License Revenues. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $19,000 for the three months ended September 30, 1999 and $93,000 for the three months ended September 30, 1998. As a percentage of license revenues, cost of license revenues were 1% for the three months ended September 30, 1999 and 4% for the three months ended September 30, 1998. This decrease was primarily attributable to lower packaging and document distribution costs as a result of a change to electronic distribution of these materials.

        Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $490,000 for the three months ended September 30, 1999 and $334,000 for the three months ended September 30, 1998, representing an increase of 47%. This increase was primarily due to increased employee staffing in our professional services organization, as well as outside consultants, to support a greater installed base of customers. As a percentage of service revenues, cost of service revenues were 55% for the three months ended September 30, 1999 and 51% for the three months ended September 30, 1999. In particular, cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $4.1 million for the three months ended September 30, 1999 and $1.9 million for the three months ended September 30, 1998, representing an increase of 115%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales people and sales engineers, trade show expenses and advertisements. Sales and marketing expenses represented 155% of total revenues for the three months ended September 30, 1999 and 65% of total revenues for the three months ended September 30, 1998. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and further increase acceptance of our products. Accordingly, we anticipate we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in future periods.

        Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $1.7 million for the three months ended September 30, 1999 and $1.0 million for the three months ended September 30, 1998, representing an increase of 67%. This increase was primarily related to an increase in employee and consultant software developers and program management and documentation personnel hired to support product development. Research and development expenses represented 66% of total revenues for the three months ended September 30, 1999 and 36% of total revenues for the three months ended September 30, 1998. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product line and to enhance our technology. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods.

        General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. In addition, such expenses consist of legal, accounting and other general and administrative professional services. Our general and administrative expenses were $1.1 million for the three months ended September 30, 1999, including a $440,000 bad debt charge related to an old accounts receivable, and $290,000 for the three months ended September 30, 1998, representing an increase of 295% (143% not including the bad debt charge). This remaining increase was primarily the result of the hiring of additional general management, finance and other administrative personnel, and increased legal, accounting and insurance costs related to being a public company. General and administrative expenses represented 44% of total revenues for the three months ended September 30, 1999 and 10% of total revenues for the three months ended September 30, 1998. We believe that our general and administrative expenses will continue to increase as a result of the expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and accounting and legal expenses.

        Net Interest Income (Expense). Net interest income was $410,000 for the three months ended September 30, 1999, and net interest expense was $20,000 for the three months ended September 30, 1998, representing an change of $430,000. Net interest income consists primarily of earnings on our cash and cash equivalent balances funded primarily from our initial public offering proceeds, whereas net interest expense consisted primarily of interest related to borrowings.

        Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 1997 and 1998 and during the first three months ended March 31, 1999 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of September 30, 1999 amounted to $2.3 million, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $195,000 in the three months ended September 30, 1999 and $107,000 in the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

        Our revenues were $9.7 million for the nine months ended September 30, 1999 and $6.7 million for the nine months ended September 30, 1998, representing an increase of 46%. International revenues were $2.1 million for the nine months ended September 30, 1999 and $1.1 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, sales of products and services to Cisco accounted for 17% of our total revenues, sales of products and services to Lucent accounted for 10% of our total revenues, and sales of products and services to our top five customers accounted for 46% of total revenues. For the nine months ended September 30, 1998, sales of products and services to Cisco accounted for 27% of our total revenues, sales of products and services to Unisys accounted for 16% of our total revenues, sales of products and services to Supervalu accounted for 11% of our total revenues and sales of products and services to our top five customers accounted for 72% of total revenues.

        License Revenues. License revenues were $7.3 million for the nine months ended September 30, 1999 and $4.7 million for the nine months ended September 30, 1998, representing an increase of 56%. License revenues represented 75% of total revenues for the nine months ended September 30, 1999 and 71% of total revenues for the nine months ended September 30, 1998. The increase in software license revenues was primarily due to sales of our new PowerTier for EJB application server and the increased size of our sales team.

        Service Revenues. Our service revenues were $2.4 million for the nine months ended September 30, 1999 and $2.0 million for the nine months ended September 30, 1998, representing an increase of 23%. The dollar increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform. Service revenues represented 25% of total revenues for the nine months ended September 30, 1999 and 29% of total revenues for the nine months ended September 30, 1998. This decrease as a proportion of total revenues was primarily attributed to an increase in sales of our new PowerTier for EJB platform.

Cost of Revenues

        Cost of License Revenues. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $117,000 for the nine months ended September 30, 1999 and $212,000 for the nine months ended September 30, 1998. As a percentage of license revenues, cost of license revenues were 2% for the nine months ended September 30, 1999 and 5% for the nine months ended September 30, 1998. This decrease was primarily attributable to lower packaging and document distribution costs as a result of a change to electronic distribution of these materials.

        Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $1.8 million for the nine months ended September 30, 1999 and $1.0 million for the nine months ended September 30, 1998, representing an increase of 76%. This increase was primarily due to increased employee staffing in our professional services organization, as well as outside consultants, to support a greater installed base of customers. As a percentage of service revenues, cost of service revenues were 73% for the nine months ended September 30, 1999 and 51% for the nine months ended September 30, 1999. In particular, cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $9.0 million for the nine months ended September 30, 1999 and $5.0 million for the nine months ended September 30, 1998, representing an increase of 80%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales people and sales engineers, sales commissions, trade show expenses and advertisements. Sales and marketing expenses represented 93% of total revenues for the nine months ended September 30, 1999 and 75% of total revenues for the nine months ended September 30, 1998. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and further increase acceptance of our products. Accordingly, we anticipate we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in future periods.

        Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $4.9 million for the nine months ended September 30, 1999 and $3.1 million for the nine months ended September 30, 1998, representing an increase of 56%. This increase was primarily related to an increase in employee and consultant software developers and program management and documentation personnel hired to support product development. We also recognized a one-time $303,000 compensation charge during the nine months ended September 30, 1999 associated with the issuance of common stock to an investor at a price which was less than the deemed fair value for accounting purposes. Research and development expenses represented 50% of total revenues for the nine months ended September 30, 1999 and 47% of total revenues for the nine months ended September 30, 1998. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product line and to enhance our technology. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods.

        General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $2.1 million for the nine months ended September 30, 1999, including a $440,000 bad debt charge related to an old accounts receivable, and $873,000 for the nine months ended September 30, 1998. This represents an increase of 137% (86% without the bad debt charge). This remaining increase was primarily the result of the hiring of additional general management, finance and other administrative personnel, as well as increased legal, accounting and insurance costs associated with being a public company. General and administrative expenses represented 21% of total revenues for the nine months ended September 30, 1999 and 13% of total revenues for the nine months ended September 30, 1998. We believe that our general and administrative expenses will continue to increase as a result of the expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and accounting and legal expenses.

        Net Interest Income (Expense). Net interest income was $500,000 for the nine months ended September 30, 1999, and net interest expense was $36,000 for the nine months ended September 30, 1998, representing a change of $536,000. Net interest income consists primarily of earnings on our cash and cash equivalent balances which includes funding from our initial public offering proceeds, whereas net interest expense consisted primarily of interest related to borrowings.

        Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 1997 and 1998 and during the first nine months ended September 30, 1999 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of September 30, 1999 amounted to $2.3 million, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $889,000 in the nine months ended September 30, 1999 (including the $303,000 included above in "Research and Development" and $182,000 in the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our business primarily through our initial public offering of common stock, which totaled net proceeds of $34.3 million through September 30, 1999, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds through September 30, 1999. We have also financed our business through a loan in the principal amount of $800,000 and capitalized leases. As of September 30, 1999, we had $34.6 million of cash, cash equivalents and short-term investments and $33.5 million of working capital.

        Net cash used for operating activities was $6.4 million for the nine months ended September 30, 1999 and $4.1 million for the nine months ended September 30, 1998. For both nine month periods, cash used for operating activities was attributable primarily to net losses, reduced by non-cash expenses related to depreciation and amortization, deferred stock compensation, and allowances for doubtful accounts; plus increases in accounts receivable; offset primarily by increases in accounts payable, accrued compensation and benefits, and other accrued liabilities.

        Net cash used for investing activities was $14.9 million for the nine months ended September 30, 1999 and $319,000 for the nine months ended September 30, 1998. Cash used in investing activities for the nine months ended September 30, 1999 primarily reflected investments in short term investments, purchased technology, and property and equipment, while cash used in investing activities for the nine months ended September 30, 1998 primarily reflected investments in property and equipment.

        Net cash provided by financing activities was $32.2 million for the nine months ended September 30, 1999 and $6.1 million for the nine months ended September 30, 1998. Net cash provided by financing activities during the nine months ended September 30, 1999 was primarily attributable to proceeds from the issuance of common stock in our initial public offering and convertible preferred stock, and net cash provided by financing activities during the nine months ended September 30, 1998 was primarily attributable to proceeds from the issuance convertible preferred stock and borrowings under loan agreements.

        In November 1999, the Company renewed its credit facilities with a bank. Under the renewed facilities, in addition to its outstanding $800,000 equipment term loan, the Company has available a new $5 million revolving line of credit facility available through August 15, 2000 and a new $1 million equipment financing facility under which drawdowns are available through July 15, 2000. As of September 30, 1999, the Company had no borrowings outstanding under its predecessor line of credit facility with the bank.

        Under the new $5 million revolving line of credit facility, any outstanding borrowings will bear interest at either the bank's base rate (8.25% as of September 30, 1999) or LIBOR plus 2.0 basis points for a maximum of two LIBOR advances in $500,000 minimum increments having 30, 60, or 90 day maturities.

        Under the new $1 million equipment financing facility, any borrowings either outstanding on July 15, 2000 or reaching an aggregate of $500,000 outstanding or will automatically convert to a 36-month term loan having equal monthly payments of principal and interest. Borrowings under the equipment financing facility will bear interest at either the bank's base rate plus 0.50% or the bank's LIBOR rate plus 2.25 basis points for a maximum of two LIBOR advances in $500,000 minimum increments having 30, 60, or 90 day maturities.

        The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $25 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2.0 to 1. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

        As of September 30, 1999, we had outstanding borrowings of $667,000 under our existing equipment term loan with the bank. We are required to make principal payments of $22,222 per month plus interest of 7.75% per annum on the unpaid principal balance, payable in 36 monthly installments, which began April 1, 1999.

        Although we have no material commitments for capital expenditures, we anticipate a substantial increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

        We believe that current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business.

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

        We have defined "year 2000 compliant" as the ability to:

        - correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

        - function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

        - if the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and

        -       recognize the year 2000 as a leap year.

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

        Through September 30, 1999, we have incurred nominal expenses relating to our year 2000 compliance activities and estimate that any additional costs will be nominal. However, we may experience material problems and costs that are not currently identified in our year 2000 plan.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company had no comprehensive income items, other than net loss, to report for any of the periods presented. The Company currently operates in one reportable segment under SFAS No. 131.

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

We Have A Limited Operating History In The Application Server Market.

        Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. You should consider our prospectus in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing software industry. These risks include:

        - our substantial dependence for revenue from our PowerTier for C++ product, which was first introduced in 1997 and has achieved only limited market acceptance;

        - our need to successfully sell our PowerTier for EJB product, which was first introduced in 1998 and has achieved only limited market acceptance;

        - our need to expand our distribution capability through both a direct sales organization and third party distributors and systems integrators;

        - our unproven ability to anticipate and respond to technological and competitive developments in the rapidly changing market for application servers;

        -       our unproven ability to compete in a highly competitive market;

        - uncertainty as to the growth rate in the electronic commerce market and, in particular, the business-to-business electronic commerce market;

        - our dependence on Enterprise JavaBeans, commonly known as EJB, becoming a widely accepted standard in the transactional application server market; and

        -       our dependence upon key personnel.

Because We Have A History Of Losses And Negative Cash Flow, We May Never Become Or Remain Profitable.

        Our revenues may not continue to grow and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $3.3 million in 1996, $4.7 million in 1997, $4.1 million in 1998 and $7.6 million in the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of approximately $20.4 million. In addition, while we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we expand our product development and sales and marketing efforts and assume the increased administrative duties associated with our public company status. Thus, we will need to increase our revenues to become profitable. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

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

We May Need To Raise Additional Capital In The Future.

        Although we believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our anticipated operating cash needs for the next 12 months, we may need to raise additional funds prior to that time. We face several risks in connection with this possible need to raise additional capital:

        -       the issuance of additional securities could result in:

        -       debt securities with rights senior to the common stock;

        - dilution to existing stockholders as a result of issuing additional equity or convertible debt securities;

        - debt securities with restrictive covenants that could restrict our ability to run our business as desired; or

        -       securities issued on disadvantageous financial terms.

        -       the failure to procure needed funding could result in:

        - a reduction in scope in our planned product development or marketing efforts; or

        - an inability to respond to competitive pressures or take advantage of market opportunities, which could adversely affect our ability to achieve profitability or positive cash flow.

The Unpredictability Of Our Quarterly Results May Adversely Affect The Price Of Our Common Stock.

        Our operating results have fluctuated significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. In particular, the fourth quarter of each year has in the past tended to account for the greatest percentage of total revenues for the year, and we have often experienced an absolute decline in revenues from the fourth quarter to the first quarter of the next year. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. The factors that may cause fluctuations of our operating results include the following:

        -       our ability to close relatively large sales on schedule;

        -       delays or deferrals of customer orders or deployments;

        -       delays in shipment of scheduled software releases;

        - demand for and market acceptance of our PowerTier for C++ and PowerTier for EJB products;

        -       the possible loss of sales people;

        - introduction of new products or services by us or our competitors;

        -       annual or quarterly budget cycles of our customers;

        - the level of product and price competition in the application server market;

        -       our lengthy sales cycle;

        - our success in expanding our direct sales force and indirect distribution channels;

        - the mix of direct sales versus indirect distribution channel sales;

        -       the mix of products and services licensed or sold;

        -       the mix of domestic and international sales; and

        - our success in penetrating international markets and general economic conditions in these markets.

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

        Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. For the nine months ended September 30, 1999, sales of products and services to Cisco accounted for 17% of our total revenues, sales of products and services to Lucent accounted for 10% of our total revenues, and sales of products and services to our top five customers accounted for 46% of total revenues. In 1998, sales of products and services to Cisco accounted for 14% of our total revenues, sales of products and services to Instinet accounted for 17% of our total revenues, and sales of products and services to our top five customers accounted for 55% of total revenues. In 1997, sales of products and services to Lucent accounted for 11% of our total revenues, and sales of products and services to our top five customers accounted for 15% of our total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

We Depend On The Java Programming Language, The Enterprise Javabeans Standard And The Emerging Market For Distributed Object Computing, And If These Technologies Fail To Gain Acceptance, Our Business Could Suffer.

        We are focusing significant marketing efforts on our PowerTier for EJB application server, which is based on three relatively new technologies, none of which have been widely adopted by companies. These three technologies are a distributed object computing architecture, Sun Microsystems' Java programming language and Enterprise JavaBeans, or EJB. Distributed object computing combines the use of software modules, or objects, communicating across a computer network to software applications, such as our PowerTier application server. EJB is the Java programming standard for use in an application server. In 1998, we launched our PowerTier for EJB product, which is a transactional application server that uses Java and conforms to the EJB standard. Sun Microsystems released the EJB standard in 1998, and thus far EJB has had limited market acceptance. Since our PowerTier for EJB product depends upon the specialized EJB standard, we face a limited market compared to competitors who may offer application servers based on more widely accepted standards, including the Java programming language. We expect a substantial portion of our future revenues will come from sales of products based on the EJB standard. Thus, our success depends significantly upon broad market acceptance of distributed object computing in general, and Java application servers in particular. If EJB does not become a widespread programming standard for application servers, our revenues and business could suffer.

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

We Face Significant Competition From Companies With Greater Resources Than We Have And May Face Additional Competition In The Future.

        The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We believe that the principal competitive factors in our market are:

        -       performance, including scalability, integrity and availability;

        -       ability to provide a complete software platform;

        -       flexibility;

        -       use of standards-based technology;

        -       ease of integration with customers' existing enterprise systems;

        -       quality of support and service;

        -       security;

        -       company reputation; and

        -       price.

        Our competitors include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Gemstone Systems, IBM (WebSphere), Inprise, Iona Technologies, Oracle (OAS) and i-Planet (Sun Microsystems). Many customers may not be willing to purchase our PowerTier platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. Moreover, there are other very large and established companies, including Microsoft and Netscape, who offer alternative solutions and are thus indirect competitors. Further, dozens of companies have announced their intention to support EJB and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, in the PowerTier for C++ market, many potential customers build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments.

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

A Portion Of Our Revenues Is Derived From International Sales, Which Could Decline As A Result Of Legal, Business And Economic Risks Specific To International Operations.

        Our future success will depend, in part, on our successful development of international markets for our products. Approximately 19% of our revenues came from sales of products and services outside the United States during the nine months ended September 30, 1999. Approximately 29% of our revenues came from sales of products and services outside the United States in the year ended December 31, 1998. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

        -       difficulties of staffing and managing foreign operations;

        - our dependence on the sales efforts of our third party distributors;

        - longer payment cycles typically associated with international sales;

        -       tariffs and other trade barriers;

        - failure to comply with a wide variety of complex foreign laws and changing regulations;

        -       exposure to political instability and economic downturns;

        -       failure to localize our products for foreign markets;

        -       restrictions on the export of technologies;

        -       potentially adverse tax consequences;

        - reduced protection of intellectual property rights in some countries; and

        -       currency fluctuations.

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

        We have designed and tested the most current versions of our products to be year 2000 compliant. However, we have not tested our products on all platforms or all versions of operating systems that we currently support. Despite this testing, our products may contain undetected errors or defects associated with year 2000 date functions that may be expensive for us to remedy. Because our products are generally incorporated into a large enterprise-wide system enhancement, we may face claims based on year 2000 issues arising from the integration of multiple products, including ours, within an overall system. Some commentators have stated that a significant amount of litigation will arise out of year 2000 issues, and we are aware of a growing number of lawsuits against other software vendors. We may experience serious unanticipated problems and material costs caused by undetected errors or defects in the technology used in our internal systems relating to the year 2000 transition. These systems include the hardware and third-party software products that our research and development staff use in their daily activities, as well as our management information systems. The most likely worst case scenarios include:

        - hardware or software failures that would prevent our research and development staff from effectively performing their duties;

        - corruption of data contained in our internal information systems; and

        - the failure of infrastructure services provided by government agencies and other third parties, including public utilities and Internet service providers.

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

Our Stock Price May Be Volatile.

        The Company's common stock has only been available in the public market since June 25, 1999. An active public market for our common stock may not completely develop or be sustained in the future. To date, the market price of our common stock has been highly volatile and may rise or fall in the future as a result of many factors, such as:

        -       variations in our quarterly results;

        - announcements of technological innovations by us or our competitors;

        -       introductions of new products by us or our competitors;

        -       acquisitions or strategic alliances by us or our competitors;

        -       hiring or departure of key personnel;

        -       the gain or loss of a significant customer or order;

        - changes in estimates of our financial performance or changes in recommendations by securities analysts;

        - market conditions in the software industry and in our customers' industries; and

        - adoption of new accounting standards affecting the software industry.

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

        Our executive officers and directors, and entities affiliated with them, own a majority of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, continue to control the election of a majority of the directors and the determination of all corporate actions after this offering. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

These provisions include the following:

        - establishing a classified board in which only a portion of the total board members will be elected at each annual meeting;

        -       authorizing the board to issue preferred stock;

        -       prohibiting cumulative voting in the election of directors;

        - limiting the persons who may call special meetings of stockholders;

        -       prohibiting stockholder action by written consent; and

        - establishing advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

We May Engage In Future Acquisitions That Could Disrupt Our Business And Dilute Our Stockholders.

        As part of our business strategy, we expect to review acquisition prospects that we believe would be advantageous to the development of our business. For example, we have recently acquired object request broker technology, which provides the communications between the transactional application server and the client. While we have no current agreements or negotiations underway with respect to any major acquisitions, we may make acquisitions of businesses, products or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any of which could materially and adversely affect our financial results and the price of our common stock:

        - issue equity securities that would dilute existing stockholders' percentage ownership;

        -       incur substantial debt;

        -       assume contingent liabilities; or

        - take substantial charges in connection with the amortization of goodwill and other intangible assets.

        Acquisitions also entail numerous risks, including:

        - difficulties in assimilating acquired operations, products and personnel with our pre-existing business;

        -       unanticipated costs;

        - diversion of management's attention from other business concerns;

        - adverse effects on existing business relationships with suppliers and customers;

        - risks of entering markets in which we have limited or no prior experience; and

        - potential loss of key employees from either our preexisting business or the acquired organization.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at September 30, 1999, the fair value of our cash equivalents and short-term investments would change by approximately $200,000.

        Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at September 30, 1999. Therefore, a hypothetical ten percent change in foreign currency rates would have an insignificant impact on our financial position or results of operations. We do not hedge any of our foreign currency exposure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)     Sales of Unregistered Securities

        The Company made the following unregistered sales of Common Stock in the quarter ended September 30, 1999:

                                                                            Persons or Class
                                                                              of Persons to
                                           Name of                              Whom the
                        Amount of      Underwriter or      Consideration     Securities Were
Transaction Date     Securities Sold   Placement Agent       Received             Sold
----------------     ---------------   ---------------     -------------     ---------------
     9/22/99          19,452 Shares          None               (1)           Orbisys, Inc.

(1) On September 22, 1999, the Company issued 19,4528 shares of Common Stock to Orbisys, Inc. in exchange for substantially all of the assets of Orbisys, Inc. This issuance was deemed to be exempt from the registration requirements the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. These securities have not been registered for resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

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


                                        PERSISTENCE SOFTWARE, INC.

                                        By: /s/ CHRISTINE RUSSELL
                                           -------------------------------------
                                           CHRISTINE RUSSELL
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)


Date: November 15, 1999

                                  EXHIBIT INDEX

     EXHIBIT
       NO.        DESCRIPTION
     -------      -----------
      27.1        Financial Data Schedule