Form 10-K
period 1999-12-31
PERSISTENCE SOFTWARE INC
filed 2000-03-30
CIK 1084400

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM __________ TO __________.

                          COMMISSION FILE NUMBER: 000-25857

                             PERSISTENCE SOFTWARE, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           94-3138935
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR                    (I.R.S. EMPLOYER
                  ORGANIZATION)                                    IDENTIFICATION NO.)

                     1720 SOUTH AMPHLETT BLVD., THIRD FLOOR
                          SAN MATEO, CALIFORNIA 94402
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 372-3600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $187.5 million as of February 29, 2000 based upon the closing sale price on the Nasdaq National Market reported for such date of $16.8125 per share. Shares of Common Stock held by each officer and director and by each person who owns 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 19,362,158 shares of the registrant's Common Stock issued and outstanding as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on June 8, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     We own or have rights to trademarks or trade names that we use in conjunction with the sale of our products and services. "Persistence," as well as the logo for "Live Object Cache," are registered trademarks owned by us. We have registrations pending for the use of our logo with "Persistence," as well as "PowerTier." "PowerSync," "Command Center," "PowerPage" and "The Engine for E-Commerce" are also trademarks of ours. This annual report on Form 10-K also makes reference to trademarks and trade names of other companies that belong to them.

                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

     Persistence is a leading provider of transactional application servers -- software that processes transactions between users and back-end computer systems in electronic commerce systems. By caching data, or moving information stored in back-end computer systems closer to users, our software dramatically reduces network traffic, resulting in both better network performance and faster transaction processing. In addition, PowerTier application servers implement Sun Microsystems' full Enterprise JavaBeans standard to enable businesses to deploy sophisticated Java applications, which readily scale, or accommodate rapidly increasing numbers of users. Our PowerTier family of transactional application servers offers the speed, scalability and reliability to enable the next generation of sophisticated, high-volume electronic commerce applications. Our major customers include AT&T, Boeing, Cisco, FedEx, Fujitsu, Instinet, Intershop, Lucent, Morgan Stanley Dean Witter, Motorola, Nokia, Norwest and ShopNow.com.

INDUSTRY BACKGROUND

     The Internet has evolved into a global communications medium enabling millions of people to share information and conduct business electronically. As the Internet's popularity has increased, companies in industries ranging from securities trading to book selling are extending their core business processes over the Web to conduct electronic commerce with customers, suppliers and partners. The growth of these electronic commerce offerings has led to significant growth in the number of users and transactions conducted over the Web.

     While creating new business opportunities, the significant growth of electronic commerce has also created tremendous technological challenges for electronic commerce companies struggling to meet the needs of rapidly increasing numbers of users. These companies are discovering that their existing Internet software infrastructure is unable to support thousands of concurrent users or process up to thousands of transactions per second. Even casual observers of the Internet are familiar with these limitations, which include:

     - Poor performance: Initial electronic commerce offerings were not designed to scale to handle large numbers of users. Internet users accessing these systems often experience lengthy delays as the number of concurrent users increases.

     - System failures: Initial electronic commerce offerings did not anticipate the level of robustness required to operate 24 hours a day, 7 days a week. Internet users accessing these systems at peak volume can experience frequent system crashes.

     - Limited adaptability: Initial electronic commerce offerings were built on software infrastructures that offered only limited ability for customization and personalization. To remain competitive, companies must continuously enhance and differentiate their electronic commerce offerings.

     While these problems have been well-publicized in the business-to-consumer market, we believe that business-to-business interactions face even more pronounced problems due to the added complexity of managing transactions between multiple companies. In addition, the growth of the business-to-business electronic commerce market is expected to outpace the growth of the business-to-consumer market. While Forrester Research estimates that the business-to-consumer market in the United States is expected to grow from $7.8 billion in 1998 to $108 billion in 2003, they estimate that the business-to-business electronic commerce market in the United States will grow even more rapidly, from $43 billion to $1.3 trillion, in this same period.

     In large part, the problems facing these organizations, both in business-to-business and business-to-consumer electronic commerce, are derived from the continuing evolution and increasing sophistication of web-based applications. In the early days of the Internet, organizations turned to the Web for information publishing, decision support and simple transaction processing. This first generation of web-based applications focused on extending legacy applications to the Internet. These applications were typically not business-critical, and had relatively simple interactions and limited functionality. The web application server emerged as the infrastructure used to support these first generation applications.

     Today, use of the Web has changed dramatically as the Web has emerged as a leading platform for conducting electronic commerce. The number of individuals and organizations conducting transactions over the Internet has increased significantly, as organizations have offered increasingly sophisticated and feature-rich electronic commerce applications. At the same time, as organizations have begun to conduct significant volumes of business over the Internet, system failures and delays in transaction processing have ceased to be mere inconveniences and have become serious impediments to doing business. To achieve a competitive advantage in today's environment, many businesses are looking to create web-based electronic commerce offerings that are available 24 hours per day, 7 days per week and that enhance customer loyalty by leveraging partner, supplier and third party relationships. Complicating these challenges further is the need to rapidly develop and deploy these applications on "Internet time."

     As the Internet has evolved into a critical business platform, the limitations of the software infrastructure used to support electronic commerce have become apparent. The first generation web application servers were not designed to accommodate the high transaction volumes and high performance requirements that characterize electronic commerce today.

     The next generation of electronic commerce will require a fundamentally new software infrastructure, based on an application server platform optimized for high volume transaction processing over the Internet. The platform must provide:

     - Real-time scalability: accommodate up to thousands of end users with consistent sub-second response times;

     - High availability: handle system failures without interruption and without losing critical information for potentially thousands of concurrent users;

     - Rapid adaptability: allow companies to continuously improve their business processing through automated development and management of differentiated electronic commerce offerings; and

     - Business-to-business integration: enable businesses to extend their processing across organizational boundaries.

PERSISTENCE SOLUTION

     Our PowerTier family of products consists of transactional application servers that are specifically designed to enable high volume, high performance electronic commerce applications. Our products, PowerTier for EJB and PowerTier for C++, address the scalability, availability and adaptability demands that typically occur when delivering business solutions over the Internet. Our products offer the following key benefits:

     Real-Time Response for Thousands of Concurrent Users. Our PowerTierplatform was designed specifically to accommodate high volume transaction processing and the data integrity requirements of distributed applications. The platform utilizes our patented caching technology. Caching is a process in which relational data is pulled out of back-end systems and into the PowerTier server cache, which allows the data to be shared and manipulated at the application server level. Replication between PowerTier server caches using the PowerSync feature allows a cluster of PowerTier servers to provide highly scalable performance as the number of users increases. This architecture helps reduce the work load on back-end systems and accelerates application performance. The effect of this architecture is to minimize unnecessary network traffic and thereby enable high performance and reliability even with significant transaction volumes. We believe our PowerTier platform offers performance that is orders of magnitude faster than traditional non-caching application servers.

     Dramatic Reductions In Time-to-Market for Electronic Commerce
Applications. Our PowerTier platform decreases time to market and development cycles for sophisticated electronic commerce applications due to our proprietary and patented object-to-relational mapping technology. This technology enables the automatic generation of software code, which minimizes basic, low-level programming tasks, such as security and database access. The PowerTier platform accelerates development by giving developers access to data in a familiar way, as software components, and provides application developers with a framework to rapidly build electronic commerce applications.

     Protects and Leverages Existing Information Technology Investments. The PowerTier platform enables developers to build new electronic commerce applications while simultaneously integrating existing back-end systems. PowerTier's flexible architecture integrates with disparate database servers, web servers and multiple clients, while supporting multiple programming languages and computing platforms. PowerTier provides enhanced flexibility and interoperability to link existing enterprise applications and systems, allowing businesses to leverage their investments in information technology and extend them over the Internet.

     Leadership in Emerging Standards. Customers are increasingly seeking open, standards-based technology solutions that enable them to develop and implement new applications rapidly. Our PowerTier products provide application server solutions that implement the full EJB specification to enable businesses to deploy high performance, scalable Java applications for the enterprise. We worked with the Sun Microsystems consortium to define an industry-wide component standard to be used when building enterprise applications with the Java language. It is this standard upon which our PowerTier platform is built, and we believe that this emerging platform has the potential to dramatically simplify the development of distributed, multi-tier electronic commerce applications. Sun recently introduced the Java 2 Platform, Enterprise Edition (J2EE), which is a suite of enterprise java technology specifications. EJB is now part of J2EE. Persistence became one of Sun's first J2EE licensees, and we intend to certify PowerTier for EJB as a J2EE compliant solution in 2000. As EJB and other emerging electronic commerce standards evolve, we intend to continue to be a leading adopter and contributor to these technologies.

     Optimized Platform For Business-to-Business Electronic Commerce. Our transactional application server is designed and optimized to enable complex online transactions, providing the necessary scalable, reliable and secure infrastructure. Platforms designed to support the next generation of business-to-business electronic commerce applications must handle hundreds and potentially thousands of concurrent users while simultaneously providing reliability and security, and enabling connections to a myriad of existing and emerging back-end applications. In addition, we believe our PowerTier products are particularly well suited for multi-party, multi-step business-to-business transactions that require server-to-server communication.

PERSISTENCE STRATEGY

     Our objective is to become the leading provider of transactional application server software products that comprise the Internet software infrastructure for high volume, high performance electronic commerce applications. To achieve this goal, we intend to:

     Capture Market Share in the Emerging Business-to-Business Electronic Commerce Market. We intend to become the market leader in providing software infrastructure to enable sophisticated business-to-business electronic commerce applications. To achieve this objective, we will continue to make significant investments in building our sales and marketing organizations. We continue to launch a variety of sales and marketing programs designed to capture market share. For example, we use a seeding strategy to extend our market share by offering a development version of our software that may be downloaded over the Internet to provide wide dissemination of our product to developers. We also offer educational courses and webcasts on our products and the advantages of EJB. We will continue to collaborate with our innovative and advanced customers to develop and deliver product features that address their needs. We believe that this collaboration focuses our overall product development effort and speeds our time-to-market.

     Extend Technology Leadership Position in Standards-Based Platforms for Next Generation Electronic Commerce. We intend to extend our technology leadership in the transactional application server market by enhancing our underlying technology to offer real-time scalability, high availability and rapid adaptability for the next generation of electronic commerce applications. To achieve this objective, we will continue to make significant investments in our research and development organization. In addition, we intend to be a leader in the definition and adoption of emerging technology standards, such as EJB, which we believe have the potential to dramatically simplify the development of distributed, multi-tier applications. We have been a pioneer in the areas of caching and object-relational mapping, and hold several patents on core technologies. We intend to continue to innovate and create new enabling technologies for electronic commerce.

     Expand Product Platform to Offer Complementary Solutions. In addition to extending our technology leadership, we intend to broaden and enhance our product platform to incorporate complementary solutions for developing and deploying sophisticated electronic commerce applications. We will continue to make investments in our research and development organization for many of these product initiatives. We will also consider, from time to time, bolstering these internal efforts with strategic acquisitions. For example, we have recently acquired servlet engine technology, which provides the network infrastructure through which HTTP requests and responses are processed and routed to the PowerTier for EJB application server. Thus, the servlet engine will be the link between the world of HTML and the transaction processing world of our application server. The addition of these complementary technologies will enable us to offer a broader platform for our customers.

     Increase Partnerships With Systems Integrators. We intend to continue to develop and expand relationships with systems integrators. We believe these third parties can effectively market our products through their existing relationships with our target market customers. In addition, our PowerTier platform is often included as part of an enterprise-wide system deployment, in which the system integrator plays a leading role. We believe that these relationships will provide additional marketing and sales channels for our products and facilitate the successful deployment of customer applications. We are currently working with a number of systems integrators, including Cambridge Technology Partners, Computer Sciences Corporation, Cysive, Electronic Data Systems, ENEA Data, Genesis Development Corporation, Lante, Leading Edge Systems and Unisys.

     Leverage Installed Customer Base. We believe that there are significant opportunities to expand the use of our products throughout our current customer base. Although most organizations initially deploy our products on a departmental or pilot basis, we believe that initial customer success with these deployments will lead to significant opportunities for enterprise-wide adoption. Further, we believe that most companies, including our customers, are just beginning to fully capitalize on the opportunities created by the Web. As these companies increasingly migrate their core business processes to the Web, we believe they will need additional licenses of our software to support and enable their new electronic commerce applications.

     Strengthen International Presence. We believe there are significant international opportunities for our products and services. We intend to continue to build our sales, marketing and services organizations in Europe and Asia to capitalize on these opportunities. Currently, we have established direct sales operations in the United Kingdom, Germany, France, Shanghai and Hong Kong. In addition to our direct sales operations, we also distribute our products throughout Europe and Asia with distributors and systems integrators. We intend to continue to build and extend these international third-party distributor and systems integrator relationships.

PRODUCTS

     Our PowerTier platform is a family of transactional application server products that deliver scalability, high availability and rapid adaptability for high volume, high performance electronic commerce applications. Our current product line consists of PowerTier for EJB, which was released in 1998, and PowerTier for C++, which was released in 1997. The following table describes the major features and benefits of our PowerTier platform.

------------------------------------------------------------------------------------------------
       PRODUCT                       FEATURES                             BENEFITS
------------------------------------------------------------------------------------------------
  POWERTIER FOR           Shared transactional object cache    Enables real-time scalability by
  ENTERPRISE JAVABEANS                                         reducing database traffic
                          Application server cache             Allows cooperative processing
                          Synchronization                      across organizational boundaries
                          Application server failover          Delivers high availability by
                                                               replicating information across
                                                               clusters of application server
                                                               caches
                          PowerPage                            Enhances developer productivity
                          Integrated end-to-end systems,       Delivers out of box productivity
                          including:                           and an end-to-end development and
                            - Servlets                         deployment platform
                            - Web server
                            - XML server
                            - EJB application server
                          EJB 1.1-compliant security           Simplifies developer inclusion of
                          encryption                           encryption
                          Support for EJB standard             Protects customers' IT
                                                               investments as a result of open
                                                               solution
------------------------------------------------------------------------------------------------
  POWERTIER FOR C++       Shared transactional object cache    Enables real-time scalability by
                                                               reducing database traffic
                          Application server cache             Allows cooperative processing
                          Synchronization                      across organizational boundaries
                          Application server failover          Delivers high availability by
                                                               replicating information across
                                                               clusters of application server
                                                               caches
                          Support for CORBA standard           Protects customers' IT
                                                               investments as a result of open
                                                               solution
------------------------------------------------------------------------------------------------

  PowerTier for EJB

     Our PowerTier for EJB application server platform incorporates our patented technologies into one of the few J2EE-based transactional application servers. The EJB and J2EE standards, as defined by the Java Software division of Sun Microsystems, are gaining rapid acceptance as a programming language for complex enterprise applications. J2EE provides a consistent way to program and integrate services for companies building distributed business-to-business applications with the Java programming language.

     The EJB standard specifies container-managed persistent objects, which automate the mapping between EJB components and relational database tables. This feature allows programmers to build complex applications quickly by making relational data look like software components, which can be easily manipulated. We worked with the Sun Microsystems consortium to help define the initial EJB standard, and we continue to contribute to new versions of the EJB standard. Our PowerTier for EJB platform now runs on the Windows NT and Unix operating systems, and we currently anticipate it will be available for running on the Linux operating system in the second quarter of 2000.

     Our latest version of PowerTier for EJB, PowerTier 6 with PowerPage, is designed to simplify the complex task of developing high performance, scalable web applications and eliminate the need to compromise between powerful application servers and simplicity of web page creation. The PowerTier 6 application server is designed to have an end-to-end J2EE development platform that enhances development team productivity and allows scalable, flexible applications to be rolled out at internet speed.

     PowerPage is designed to give web developers a head start by providing them with a pre-built HTML framework from which to work, as well as an EJB-based back-end for maintainability and scalability. PowerPage is also designed to automatically generate Java Server Pages (JSPs), which provide the interface between the browser and the EJB server. The end result of the design is to have dynamic HTML pages with access to EJBs, thus greatly reducing the manual coding of hundreds of lines required for a distributed application.

     PowerTier 6 also:

     - Is also designed to be security compliant with Sun's EJB 1.1 specification, providing integrated and comprehensive authorization, authentication and encryption capability for new applications

     - Includes an enterprise class Servlet Engine tightly integrated with PowerTier 6, with support for Java servlets and JSPs. The Servlet Engine is designed to be scalable and fault tolerant.
[POWERTIER 6 CHART]

  PowerTier for C++

     Our PowerTier for C++ product is a high-performance transactional application server platform, which is based on our patented technologies and the Common Object Request Broker Architecture, or CORBA, standard for communication between distributed applications. The CORBA standard is managed by an industry group called the Object Management Group, of which we are a contributing member. We are also one of the authors, along with Oracle, IBM and others, of an emerging component of the overall CORBA standard, called the Persistent State Service specification. Our PowerTier for C++ platform runs on the Windows NT and Unix operating systems. We have licensed the J2EE platform and are a contributor to the Java standard.

  Patented Technology Platform

     Our application server cache software architecture and cache replication technology have been designed to serve as the foundation for a variety of scalable electronic commerce applications.

     - Shared Caching. Our cache technology is the foundation for the high performance characteristics of our transactional application server. To maximize performance, dynamic information such as product inventory data is retrieved from a database into the application server cache. This in-memory information may be accessed simultaneously by multiple users, saving each user from having to access a disk-based database for that information. This feature reduces network traffic between the application server and the database, delivering higher performance.

     - Transactional Caching. To enable users to get a consistent view of information within the shared cache, our technology prevents one user from seeing uncommitted changes made by another user. The ability of our shared application server cache to isolate users from dynamic changes to component information, such as inventory data, differentiates our application server cache from other caching technologies which can only manage static information, such as web pages. This feature allows high performance caching of dynamic or transactional information.

     - Cache Replication. Our cache replication technology provides the foundation for the scalability, stateful availability and fault tolerance of our transactional application server. We define stateful availability as a system that can transfer a user in the middle of a complex business operation, such as a portfolio valuation, from one application server to another without interruption or losing business state, such as the user's portfolio information. To provide stateful scalability, information from one application server cache can be synchronized with information in one or more other application server caches. Companies can deploy additional replicated application server caches to increase their ability to support more users, allowing them to use several smaller computers to do the work of one larger and more expensive computer. Users' requests are automatically routed to the application server with the most free capacity, enabling high performance, notwithstanding increases in user volumes. In the event of an application server failure, that application server's responsibilities are automatically reassigned to another application server, improving system availability.

     - Cluster Management. We have developed complementary, proprietary administration software, which enables remote administration for clusters of application servers, reducing both administrative costs and the possibility of error. This management software also enables centralized monitoring, via a standard web browser, of the cluster through any individual application server. This feature contributes to greater system availability and reduced administrative costs.

     - Development Automation. Our PowerTier development environment includes frameworks to automate or eliminate many development tasks. The proprietary and patented object-relational mapping feature automatically generates the software code to translate software components into relational databases. This feature reduces the programming time required to build enterprise applications. The PowerTier application server includes pre-built software services for data management, transaction management and communications, relieving the developer from having to build these services from scratch.

     - Standards-based. The PowerTier application server platform uses an open architecture that is based on industry standards such as Java, C++, CORBA, Windows NT, UNIX, SQL, J2EE, EJB and others.

     We believe that research and product development will be a key to our success as a leader in the transactional application server market. Our research and development expenditures totaled $3.0 million for 1997, $4.2 million for 1998 and $6.4 million for 1999.

CUSTOMERS

     Our software products are licensed to customers worldwide for use in a wide range of electronic commerce applications, including real-time electronic trading, supply chain management, internet network management, application outsourcing and customer relationship management. The following table lists a representative selection of customers who have purchased our products.

E-COMMERCE/INTERNET
budget.com
Cisco*
Computer Science Corp.
DiCarta
Fujitsu*
Globe ID Software
Imind*
Internet Pro
Intershop
Mercata
NBC Internet
Netscape
Object Space
Open Environment
Pipeline Software
ShopNow.com*
Smallworld.com
Systemax
Uyisys
4T Solutions

COMMUNICATIONS
AT&T*
Bell Atlantic
BellCore*
BellSouth
Bull Ingenerie (France Telecom)
CellularOne Group
Cross Keys Systems
Lucent*
Motorola*
Nextel
Nokia*
Qualcomm
Scientific-Atlanta
Sequel Systems
Sprint
Telstra (Australia)

FINANCIAL SERVICES/EXCHANGES
Capital Group
Capital One Financial
CNP Assurances*
Instinet*
JP Morgan
Morgan Stanley Dean Witter*
Nike Securities
Norwest*
Wofex

TRANSPORTATION & LOGISTICS
Air Canada
Air France
Executive Jet
FedEx*
Sabre Group Holdings (American Airlines)
Transquest Information (Delta Airlines)*

MANUFACTURING & DISTRIBUTION
Asea Brown Boveri Power T&D
Boeing
Enron
IBM*
Non-Stop Solutions
Perkin-Elmer*
Raytheon
SuperValu*
Titan Systems
Xerox

OTHER
Caldwell-Spartin
Fermi National Accelerator Laboratory
National Aeronautics and Space
  Administration

---------------
* Denotes customers who have ordered at least $500,000 in products.

     In 1999, sales of products and services to Cisco accounted for 13% of our total revenues.

     The following case studies illustrate how selected customers have used our products to address their electronic commerce and core business application needs. These case studies are based on information supplied by these customers, however we believe the information is accurate in all material respects. Reuters, the parent of Instinet, and Cisco are both major stockholders in our company.

  Real-Time Electronic Trading Network

     Instinet Corporation. Instinet is the world's largest electronic agency broker in equity securities. Historically, trading in fixed income securities occurred almost exclusively over the telephone. Instinet revolutionized this telephone-based fixed income trading with a global electronic broker trading service for fixed income dealers that can accommodate up to 1,000 transactions per second. It has designed a system that was just brought live in the U.S., which is expected to use hundreds of replicated PowerTier application servers operating in concert when fully deployed to meet the performance and scalability requirements of its electronic fixed income broker service.

  Intranet Supply Chain Management

     Federal Express Corporation. The world's largest express transportation company, FedEx transports more than three million items to over 200 countries each business day, using a fleet of more than 620 aircraft and 44,000 vehicles. In its effort to improve on-time deliveries, FedEx has built a global operations center to monitor and control the movement of shipments worldwide. The global operations center functions as the nerve center of the FedEx transportation system, handling daily occurrences including changing flight schedules, emergency maintenance, inclement weather and excess package volumes. Because the company's existing mainframe systems lacked the required flexibility and performance, FedEx turned to us for help in building a high performance intranet system. By managing complex flight schedule information from multiple data sources within a PowerTier application server cache, the global operations center can provide real-time contingency plans, enabling FedEx to provide consistently high on-time package delivery rates and superior customer service. FedEx estimates that, using the PowerTier development environment, it has been able to significantly reduce development time for new system functionality compared to development in its traditional mainframe environment.

  Internet Service Provider Network Management

     Cisco Systems, Inc. A worldwide leader in networking for the Internet, Cisco Systems is committed to delivering hardware and software solutions that enable Service Providers to meet the rapid growth of the Internet. The Cisco Service Management System, or CSM, gives Service Providers sophisticated tools to automate time consuming network management tasks. For this system, Cisco required a highly scalable, standards-based application server platform for deploying network management applications for managed business services such as virtual private networks, Internet telephony and electronic commerce. To meet these requirements, Cisco chose the PowerTier platform. For the Cisco IP Manager product within the CSM system, PowerTier application server caching enables real-time simulation of network configuration changes, preventing costly network outages. The PowerTier development environment also enables Cisco to create a common component framework that can be reused to reduce development time for future CSM network services.

  Application Outsourcing over the Internet

     Celera Genomics. Celera provides gene discovery and characterization services for drug discovery and development. Celera's GeneTag technology is a novel gene expression analysis method that enables pharmaceutical companies to develop new and potentially life-saving drugs by discovering and monitoring genes involved in disease. Celera's BioScope software application allows customers to access their data securely and remotely over the Internet. To allow clients to quickly analyze and view the GeneTag results, Celera needed a sophisticated software platform that could process hundreds of thousands of gene expression comparisons while avoiding data bottlenecks. Celera selected PowerTier to achieve these goals. The BioScope application utilizes the PowerTier application server cache for high volume data analysis. With the PowerTier development environment, Celera has been able to use both the Java and C++ languages to deliver the BioScope software application in only four months.

SALES AND MARKETING

     We sell our products through both a direct sales force and third party distributors. As of December 31, 1999, we had 56 people in our sales and marketing organization, of which 42 were in the United States, 11 were in our United Kingdom, Germany, and France offices, and three were in our Hong Kong and Shanghai offices. To support the complex enterprise nature of our sales, our direct sales force is organized into two-member teams of one sales representative and one sales engineer. We intend to increase the size of our direct sales force and to establish additional sales offices domestically and internationally.

     Our sales cycle is relatively long, generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a limited pilot program to establish technical fit.

     We engage in a variety of marketing activities, including advertising, public relations, seminars, trade shows and web site management. In particular, we have made substantial marketing investments in education and training for the EJB and C++ markets. We hold regular monthly seminars in order to train developers in the EJB community. Our web site allows developers to download a demonstration version of our products.

     Systems integrators represent an important and growing referral channel for our direct sales effort. Systems integrators frequently have relationships with our target customers and often incorporate our PowerTier platform as part of a much larger enterprise-wide system enhancement. Currently we have relationships with global and regional systems integrators, including:

     - Cambridge Technology Partners

     - Cysive

     - Computer Sciences Corporation

     - Electronic Data Systems

     - ENEA Data

     - Genesis Development Corporation

     - Lante

     - Leading Edge Systems

     - Unisys

     In international markets, we plan to expand our sales through indirect channels, such as distributors and original equipment manufacturers. As of December 31, 1999, we were represented by eight international distributors, who sell our products in Europe, Asia and Latin America.

COMPETITION

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

     - ease and speed of implementation;

     - quality of support and service;

     - security;

     - company reputation; and

     - price.

     Our competitors include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Secant Technologies, IBM (WebSphere), Inprise, Iona Technologies, Oracle (OAS) and Sun Microsystems (iPlanet). Many customers may not be willing to purchase our PowerTier platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus indirect competitors. Further, dozens of companies, such as Allaire, have announced their intention to support EJB and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. See also "Risk Factors -- Because we compete with Sun Microsystems, who controls the EJB application server standard, we face the risk that they may develop this standard to favor their own products" and "-- Microsoft has established a competing application server standard, which could diminish the market potential for our products if it gains widespread acceptance."

     In addition, in the PowerTier for C++ market, many potential customers build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments.

INTELLECTUAL PROPERTY RIGHTS

     Our performance may depend on our ability to protect our proprietary rights to the technologies used in our principal products. If we are not adequately protected, our competitors can use the intellectual property that we have developed to enhance their products and services, which would harm our business. We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection. As of February 29, 2000, we had four issued United States patents and two pending United States patent application with allowable subject matter. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate. Finally, our competitors may independently develop similar technologies.

     The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. For example, we may be inadvertently infringing a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware, which will cause us to be infringing when it issues in the future. To address these patent infringement claims, we may have to enter into royalty or licensing agreements on disadvantageous commercial terms. Alternatively, we may be unable to obtain a necessary license. A successful claim of product infringement against us, and our failure to license the infringed or similar technology, would harm our business. In addition, any infringement claims, with or without merit, would be time-consuming and expensive to litigate or settle and would divert management attention from administering our core business.

     In March 1998, we entered into a license agreement with Sun Microsystems, pursuant to which we granted Sun Microsystems rights to manufacture and sell, by itself and not jointly with others, products under a number of our patents and Sun Microsystems granted us rights to manufacture and sell, by ourselves and not jointly with others, products under a number of Sun Microsystems' patents. As a result, Sun Microsystems may develop and sell competing products that would, in the absence of this license agreement, infringe our patents. Under this agreement, Sun Microsystems made a one-time payment to us. Neither Sun Microsystems nor we can transfer the license without the consent of the other party.

     As discussed below in Item 3,"Legal Proceedings," in December 1999 we filed suit against The Object People and Secant Technologies alleging their infringement of our patents. We believe our patents are crucial in differentiating our PowerTier product in the marketplace and establishing ourselves as a technology leader, enabling innovative e-commerce development, and more scalable, personalized web sites.

EMPLOYEES

     As of December 31, 1999, we had 127 full-time employees, including 56 in sales and marketing, 46 in research and development, 12 in professional services and 13 in general and administrative functions. From time to time, we also employ independent contractors to support our sales and marketing, research and development, professional services and administrative organizations.

EXECUTIVE OFFICERS

     The following table sets forth specific information regarding our executive officers as of February 29, 2000:

          NAME             AGE                             POSITION
          ----             ---                             --------
                                 Chairman of the Board of Directors and Chief Executive
Christopher T. Keene.....  39    Officer
Laurence R. Hootnick.....  58    President and Director
Lyn Anderson.............  59    Vice President of Human Resources
                                 Vice President of Strategic Technology and Chief Technology
James H. Barton..........  36    Officer
Alan Cohen...............  47    Senior Vice President of Sales and International Operations
Carol Curry..............  42    Vice President Marketing
Barry Goss...............  53    Vice President of Strategic Marketing
Derek Henninger..........  37    Vice President of Engineering
Randy Hietter............  44    Vice President Product Management
Christine Russell........  50    Chief Financial Officer and Secretary

Each executive officer serves at the sole discretion of the Board of Directors.

     CHRISTOPHER T. KEENE co-founded Persistence and has served as Chief Executive Officer and a director since June 1991 and as Chairman of the Board since April 1999. From June 1991 to April 1999, Mr. Keene also served as President. Before founding Persistence, Mr. Keene was a Manager at McKinsey & Co., a management consulting firm, from July 1987 to June 1991. Mr. Keene holds a B.S. degree in Mathematical Sciences with honors from Stanford University and an M.B.A. degree from The Wharton School at the University of Pennsylvania.

     LAURENCE R. HOOTNICK joined Persistence as President and director in April 1999. From June 1996 to April 1999, Mr. Hootnick served as President and Chief Executive Officer of Consilium, Inc., a manufacturer of factory control software for integrated circuits. From December 1995 to May 1996, Mr. Hootnick served as Senior Vice President of Power Computing, a manufacturer of personal computers. From June 1995 to November 1995, he worked as a private investor and consultant. Previously, Mr. Hootnick was employed as Senior Vice President, Chief Operating Officer and director of NetManage, Inc., a developer of networking software, as President and Chief Executive Officer of Maxtor, a manufacturer of hard disk drives and as Senior Vice President of Intel, a semiconductor manufacturer. Mr. Hootnick holds a B.S. degree in Industrial Management from The Massachusetts Institute of Technology and an M.B.A. degree from the University of Maryland.

     LYN ANDERSON joined Persistence as Vice President of Human Resources in February 2000. From September 1990 to February 2000, Ms. Anderson served in various human resources management positions with Sun Microsystems' software division, most recently as Senior Human Resources Manager from July 1994 to February 2000. She also served in human resources positions with Cybeq Systems, a semiconductor capital equipment manufacturer, and Unisys, a computer hardware, software and services company. She holds a B.S. degree in Industrial Psychology and an M.S. degree in Industrial Counseling from California State University, Hayward.

     JAMES H. BARTON joined Persistence in October 1997 as a Senior Field Engineer, a position he held until November 1999, when he was appointed Director of Strategic Technology. In February 2000, he was appointed Vice President of Strategic Technology and Chief Technology Officer. From June 1996 to October 1997, Mr. Barton was Director of Internet Products and Services for Applied Reasoning Systems, an information technology company. From July 1994 to June 1996, he was a Senior Systems Engineer with ParcPlace Systems, a pioneering company in distributed object technology. Previously, he held field engineering positions at information technology companies Object Design, Rational Software, and IBM. Mr. Barton holds a B.S. degree in Electrical Engineering from Tennessee Technological University, an M.S. degree in Computer Engineering from Carnegie Mellon University, and an M.B.A. degree from the University of Maryland.

     ALAN COHEN joined Persistence as Vice President of Sales in December 1997 and was promoted to Senior Vice President of Sales and International Operations in December 1998. From May 1996 to December 1997, Mr. Cohen served as Vice President of Sales at Cygnus Solutions, a developer of open-source software. From May 1994 to May 1996, he served as Vice President of Sales and Operations at Information Handling Services, an information technology company. From 1990 to 1994, Mr. Cohen was Director of Sales and Marketing at International Business Machines Corporation. Mr. Cohen holds B.S. and M.S. degrees in Biology from the University of Connecticut.

     CAROL CURRY joined Persistence as Vice President of Marketing in November 1999. Before joining Persistence, Ms. Curry was Vice President of Marketing for POET Software, a data management software company, from July 1997 to November 1999. From June 1996 to July 1997, she served as Director of Database Marketing for Informix, a database software company. Until June 1996, Ms. Curry was Product Marketing Manager for eight years at Silicon Graphics, a 3D computer graphics company. Ms. Curry holds B.S. degrees in Electrical Engineering and Computer Science from Princeton University.

     BARRY GOSS joined Persistence in December 1997 as Vice President of Marketing, an office he held until October 1998, when he was appointed Vice President of Strategic Marketing. From May 1994 to December 1997, Mr. Goss was the founder and President of Congruent Concepts, a management consulting firm serving emerging growth companies. From December 1988 to May 1994, Mr. Goss served as Director of Marketing for Verity, Inc., a provider of content-based search engine software. Mr. Goss holds a B.S. degree in Engineering Sciences from the State University of New York at Stony Brook and an M.S. degree in Mechanical Engineering and Ph.D. in Applied Mechanics from the University of Connecticut.

     DEREK HENNINGER co-founded Persistence and has served as Vice President of Engineering since June 1991. Previously, Mr. Henninger worked as a senior software engineer in the Data Interpretation Division of Metaphor Corporation, a software and hardware company, from September 1990 to June 1991. Mr. Henninger holds a B.A. degree in Economics and a B.S. degree in Computer Science and Mathematics from the University of California at Davis.

     RANDY HIETTER joined Persistence in January 1999 as Director of Product Marketing, and was promoted to Vice President of Product Management in November 1999. Prior to joining Persistence, from November 1995 to November 1998, Mr. Hietter served in various product marketing management positions, most recently as Director of Product Marketing, at Inprise, an internet infrastructure and application development tool software company. From September 1993 to October 1995, Mr. Hietter served as Senior Product Marketing Manager at Sybase, a database software company. He holds a B.A. degree in Economics from Dartmouth College and an M.B.A. from the Amos Tuck School at Dartmouth.

     CHRISTINE RUSSELL joined Persistence in October 1997 and has served as Chief Financial Officer and Secretary since December 1997. Previously, she served as Chief Financial Officer for Cygnus Solutions, an open source platform software company, from October 1995 to October 1997. From April 1992 to October 1995, Ms. Russell served as Chief Financial Officer of Valence Technology, a developer of lithium polymer batteries. Previously, she served as Chief Financial Officer at Covalent Technologies, Inc., a vertical software company, as Vice President of Finance of Stellar Systems, Inc. a security software and hardware company, and as Corporate Controller of Shugart Corporation, a subsidiary of Xerox. She holds a B.A. degree in English Literature and an M.B.A. degree from Santa Clara University.

ITEM 2. PROPERTIES.

     We are headquartered in San Mateo, California, where we lease approximately 20,000 square feet of office space under a lease expiring on June 30, 2000, with renewal options extending through June 30, 2002. We also maintain sales offices in nine U.S. states, the United Kingdom, Germany, France, Hong Kong and Shanghai. We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

     On December 6, 1999, the Company filed a patent infringement action in the United States District Court for the Northern District of California against The Object People Inc. and The Object People (U.S.) Inc. (collectively, "TOP"), Persistence Software, Inc. v The Object People Inc., et al., Case No. C 99-5182 MMC (N.D. Cal.). On December 14, 1999, the Company filed a similar action against Secant Technologies, Inc. ("Secant"), Persistence Software, Inc. v. Secant Technologies, Inc., Case No. C 00-20210 SW (N.D. Cal.). A motion is pending to consolidate the two actions into one lawsuit. The Company alleges in both cases that TOP and Secant's software products infringe three of the Company's patents, and TOP and Secant have contributed to the infringement of, and induced the infringement of, the Company's patents by third parties (i.e., their respective customers). The three patents owned by the Company that are at issue in these actions are U.S. Patent No. 5,499,371, No. 5,615,362, and No. 5,706,506. The Company also has asserted claims against TOP and Secant for unfair business practices under California Business and Professions Code sec.sec. 17200 et seq. ("Section 17200").

     On December 22, 1999, TOP filed its Answer to the Company's Complaint and asserted counterclaims for declaratory relief that the Company's patents are invalid and unenforceable, as well as counterclaims that allege that the Company's filing of the lawsuit itself constitutes a violation of the Lanham Act and unfair business practices under Section 17200. On January 31, 2000, Secant filed its Answer to the Company's Complaint and asserted only counterclaims for declaratory relief that the Company's patents are invalid and unenforceable.

     Both suits are in the early stages, and discovery has not been completed. While management believes that the Company's claims are valid, that the counterclaims asserted by TOP and Secant are without merit, and that any potential liability that the Company might incur to TOP or Secant is immaterial as the only counterclaims alleging damages are TOP's claims under the Lanham Act and Section 17200, it is not possible at this time to determine the ultimate outcome of these actions.

     Except as described above, the Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRICE RANGE OF COMMON STOCK. Our Common Stock has been traded on the Nasdaq National Market under the symbol PRSW since the effective date of our initial public offering on June 24, 1999. Prior to the initial public offering, no public market existed for our Common Stock. The price per share reflected in the table below represents the range of low and high closing sale prices for our Common Stock as reported in the Nasdaq National Market for the periods indicated.

                                                               HIGH      LOW
                                                              ------    ------
For The Year Ended December 31, 1999:
  Second Quarter from June 24, 1999.........................  $13.81    $11.00
  Third Quarter.............................................  $28.88    $12.63
  Fourth Quarter............................................  $26.06    $ 8.25

     We had 242 stockholders of record as of February 29, 2000, including several holders who are nominees for an undetermined number of beneficial owners.

     DIVIDEND POLICY. We have never paid dividends on our common stock or preferred stock. We currently intend to retain any future earnings to fund the development of our business. Therefore, we do not currently anticipate declaring or paying dividends in the foreseeable future. In addition, our line of credit agreement prohibits us from paying dividends.

     USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. Our registration statement on Form S-1, SEC File No. 333-76867, for our initial public offering of common stock became effective on June 24, 1999. We registered and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a per share price of $11.00. Our underwriters were BancBoston Robertson Stephens, U.S. Bancorp Piper Jaffray, and Soundview Technology Group. Offering proceeds, net of aggregate underwriting commissions and discounts of $2.7 million and other offering transaction expenses of $1.1 million, were $34.1 million. None of the underwriting commissions and discounts or other offering transaction expenses were direct or indirect payments to our directors, officers, or holders of 10% or more of our stock. From June 24, 1999 through December 31, 1999, we have used the net offering proceeds as follows:

Working capital expenditures................................  $ 6.7 millio
Acquiring technologies......................................    2.4 millio
                                                              -----
                                                                9.1 millio
Investing in short-term, investment grade, interest-bearing
  securities................................................   25.0 millio
                                                              -----
                                                              $34.1 millio
                                                              =====

     Each of the above amounts represents our best estimate of our use of the net proceeds. None of the net offering proceeds were paid directly or indirectly to our directors, officers, or holders of 10% or more of our stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999, 1998 and 1997, and the consolidated balance sheet data at December 31, 1999 and 1998, are derived from audited consolidated financial statements included elsewhere in this report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1996 and 1995, and the consolidated balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this report on Form 10-K.

                                                        YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             1999       1998       1997       1996       1995
                                           --------    -------    -------    -------    ------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenues:
  License................................  $ 10,890    $ 7,478    $ 3,546    $ 2,603    $3,053
  Service................................     3,553      2,682      1,867      1,171       954
                                           --------    -------    -------    -------    ------
          Total revenues.................  $ 14,443    $10,160    $ 5,413    $ 3,774    $4,007
                                           --------    -------    -------    -------    ------
Loss from operations.....................   (12,165)    (4,090)    (4,686)    (3,345)     (119)
Net loss.................................   (11,306)    (4,089)    (4,674)    (3,311)     (118)
Basic and diluted net loss per
  share(1)...............................  $  (0.86)   $ (0.59)   $ (0.73)   $ (0.54)   $(0.02)
                                           ========    =======    =======    =======    ======
Shares used in basic and diluted net loss
  per share calculation..................    13,091      6,879      6,366      6,135     5,365
                                           ========    =======    =======    =======    ======
Pro forma basic and diluted net loss per
  share(2)...............................  $  (0.68)   $ (0.31)
                                           ========    =======
Shares used in pro forma basic and
  diluted net loss per share
  calculation............................    16,674     13,183
                                           ========    =======

                                                             AS OF DECEMBER 31,
                                               -----------------------------------------------
                                                1999       1998      1997      1996      1995
                                               -------    ------    ------    ------    ------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $29,652    $4,938    $2,610    $4,535    $  370
Working capital..............................   29,804     3,384     1,604     4,437       264
Total assets.................................   39,092     7,064     5,447     6,478     1,424
Long-term obligations........................      354       714       419       528       121
Total stockholders' equity...................   32,018     3,422     2,057     4,697       592

---------------
(1) Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

(2) Upon the initial public offering, all outstanding shares of convertible preferred stock were converted into an equal number of shares of common stock. The pro forma basic and diluted net loss per share calculation includes the weighted average number of shares of outstanding convertible preferred stock as if they were outstanding shares of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 1999 and 1998 and for each of the years ended December 31, 1999, 1998, and 1997, included elsewhere in this annual report on Form 10-K. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes, "plans," "expects," "future," "intends, and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this annual report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

     In 1996, we developed our PowerTier transactional application server, which integrates all of the previously released Persistence products with new shared transactional caching technologies, which enable multiple users to simultaneously access the same cached data. We first shipped our PowerTier for C++ transactional application server in 1997. Sales of PowerTier for C++ accounted for the majority of our revenues in 1997, 1998, and 1999, during which years we added a professional services staff to enable our customers to implement PowerTier more rapidly. We were one of the first companies to adopt and implement the EJB specification. In 1998, we introduced PowerTier for EJB,which customers have frequently purchased together with PowerTier for C++. Our next version of PowerTier for EJB is currently in use by several major customers and was commercially released in 1999. We currently plan to continue to focus product development efforts on enhancements to both the PowerTier for C++ and the PowerTier for EJB products.

     Our revenues, which consist of software license revenues and service revenues, totaled $5.4 million in 1997, $10.2 million in 1998, and $14.4 million in 1999. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We expect that, as a percentage of total revenues, sales of PowerTier for EJB transaction servers will increase and sales of PowerTier for C++ will decrease in the future.

     We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, France, Germany, Hong Kong and Shanghai. Revenues from PowerTier licenses and services to customers outside the United States represented $639,000, or 12% of total revenues, in 1997, $2.9 million, or 29% of total revenues, in 1998, and $4.1 million, or 28% of total revenues, in 1999. Our future success will depend, in part, on our successful development of international markets for our products.

     Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. Sales of products to our top five customers accounted for 15% of total revenues in 1997, 55% of total revenues in 1998, and 35% of total revenues in 1999. In the future, it is possible that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

     To date, we have sold our products primarily through our direct sales force, and we will need to continue to hire many more sales people in order to meet our sales goals. In addition, our ability to achieve significant revenue growth will depend in large part on our success in establishing and leveraging relationships with systems integrators and other third parties.

     For 1997 and prior years, we recognized revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1. Commencing in 1998, we began recognizing revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-4 and 98-9. Our adoption of these new standards has not to date had a material effect on our revenue recognition. Future implementation guidance relating to these standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings.

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

     Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our employees increased from 77 as of December 31, 1998 to 127 as of December 31, 1999, representing an increase of 65%. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since 1996 and, as of December 31, 1999, had an accumulated deficit of $24.1 million. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and other staff. In addition, we expect to incur substantial expenses associated with sales personnel, referral fees, marketing programs and increased administrative expenses associated with being a public company. Accordingly, we expect to incur net losses for the foreseeable future.

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

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1998 AND 1999

  Revenues

     Our revenues were $10.2 million for 1998 and $14.4 million for 1999, representing an increase of 42%. International revenues were $2.9 million for 1998 and $4.1 million for 1999. In 1998, sales of software licenses to Cisco accounted for 14% of total revenues, and sales of software licenses to Instinet accounted for 17% of total revenues. In 1999, sales of products to Cisco accounted for 13% of total revenues.

     License Revenues. License revenues were $7.5 million for 1998 and $10.9 million for 1999, representing an increase of 46%. License revenues represented 74% of total revenues for 1998 and 75% of total revenues for the 1999. The increase in software license revenues was primarily due to sales of our new PowerTier for EJB application server and the increased size and productivity of our sales team.

     Service Revenues. Our service revenues were $2.7 million for 1998 and $3.6 million for 1999, representing an increase of 33%. The increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform. Service revenues represented 26% of total revenues 1998 and 25% of total revenues for 1999.

  Cost of Revenues

     Cost of License Revenues. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $239,000 for 1998 and $170,000 for 1999. As a percentage of license revenues, cost of license revenues were 3% for 1998 and 2% for 1999. This decrease was primarily attributable to lower packaging and document distribution costs as a result of a change to electronic distribution of these materials.

     Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $1.4 million for 1998 and $2.6 million for 1999, representing an increase of 92%. This increase was primarily due to increased staffing in our support organization to support a greater installed base of customers. As a percentage of service revenues, cost of service revenues were 51% for 1998 and 74% for 1999. In particular, cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $7.2 million for 1998 and $14.1 million for 1999, representing an increase of 96%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales people and sales engineers, their compensation, including sales commissions, advertising and travel expenses, additional sales office costs, professional services and trade show expenses. Sales and marketing expenses represented 70% of total revenues for 1998 and 97% of total revenues for 1999. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and further increase acceptance of our products. Accordingly, we anticipate we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in future periods.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $4.2 million for 1998 and $6.4 million for 1999, representing an increase of 52%. This increase was primarily related to an increase in employee and consultant software developers and program management and documentation personnel hired to support product development. Research and development expenses for 1999 also include a one-time $303,000 compensation charge associated with the issuance of common stock to an investor at a price which was less than the deemed fair value for accounting purposes. Research and development expenses represented 42% of total revenues for 1998 and 45% of total revenues for 1999. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product line and to enhance our technology. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $1.2 million for 1998 and $2.8 million for 1999, representing an increase of 123%. This increase was primarily the result of the hiring of additional finance and administrative personnel, additional professional services and insurance costs associated with being a public company, and bad-debt write-off of $467,000. General and administrative expenses represented 12% of total revenues for 1998 and 20% of total revenues for 1999 (16% without the bad-debt write off). We believe that our general and administrative expenses will continue to increase as a result of the expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and accounting and legal expenses.

     Net Interest Income. Net interest income consists primarily of earnings on our cash cash equivalent and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $1,000 for 1998 and $859,000 for 1999, representing an increase of $858,000. This increase was earned on the net proceeds received from our initial public offering of common stock on June 24, 1999. We expect that net interest income will decrease as we continue to use our net proceeds from our initial public offering.

     Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 1997 and 1998 and during 1999 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of December 31, 1999 was $1.2 million, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $331,000 in 1998 and $971,000 in 1999. We expect to record amortization expense related to these securities of approximately $411,000 in 2000 and $320,000 in 2001.

     Provision for Income Taxes. Since inception, we have incurred net operating losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 1999, we had $20.6 million of federal and $8.2 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards expire through 2019, while the state net operating loss carryforwards expire through 2004. The net operating loss carryforwards for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of state net operating loss carryforwards can be utilized to offset future state taxable income. The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in situations where changes occur in the stock ownership of a company. If we should be acquired or otherwise have an ownership change, as defined in the Tax Reform Act of 1986, our utilization of these carryforwards could be restricted.

     As of December 31, 1999, the Company also had research and development tax credit carryforwards of $968,000 and $529,000 available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2019, while the state credit carryforward has no expiration.

     We have placed a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of these assets. We evaluate on a quarterly basis the recoverability of the net deferred tax assets and the level of the valuation allowance. If and when we determine that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

     YEARS ENDED DECEMBER 31, 1997 AND 1998

  Revenues

     Our revenues were $5.4 million in 1997 and $10.2 million in 1998, representing an increase of 88%. Revenues derived from international operations were $639,000 in 1997 and $2.9 million in 1998. In 1997, sales of products to Lucent accounted for 11% of total revenues. In 1998, sales of software licenses to Cisco accounted for 14% of total revenues, and sales of software licenses to Instinet accounted for 17% of total revenues.

     License Revenues. Our license revenues were $3.5 million in 1997 and $7.5 million in 1998, representing an increase of 111% . License revenues represented 66% of total revenues in 1997 and 74% of total revenues for 1998. The increase in license revenues was attributable primarily to an increase in the size and productivity of our sales force, including the introduction of our direct sales team in Europe, and the release of our PowerTier for EJB product

     Service Revenues. Our service revenues were $1.9 million in 1997 and $2.7 million in 1998, representing an increase of 44%. Service revenues represented 34% of total revenues in 1997 and 26% of total revenues in 1998. The increase in service revenues was primarily due to an increase in customer support fees related to an increase in our installed base of PowerTier customers, and, to a lesser extent, an increase in professional services fees.

  Cost of Revenues

     Cost of License Revenues. Cost of license revenues was $342,000 in 1997 and $239,000 in 1998, representing a decrease of 30%. Cost of license revenues as a percentage of license revenues was 10% for 1997 and 3% for 1998. The decrease in cost of license revenues was attributable primarily due to lower packaging and document distribution costs.

     Cost of Service Revenues. Cost of service revenues was $729,000 in 1997 and $1.4 million in 1998, representing an increase of 88%. Cost of service revenues as a percentage of service revenues was 39% in 1997 and 51% for 1998. The increase was due to increased staffing in our professional services and support organizations.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses were $4.7 million in 1997 and $7.2 million in 1998, representing an increase of 52%. Sales and marketing expenses were 87% of total revenues in 1997 and 71% of total revenues for 1998. The dollar increase primarily reflected our investment in our sales and marketing infrastructure, which included significant personnel-related expenses such as salaries, benefits and commissions, and, to a lesser extent, travel and entertainment expenses, trade shows and other marketing expenses.

     Research and Development. Research and development expenses were $3.0 million in 1997 and $4.2 million in 1998, representing an increase of 43%. Research and development expenses represented 55% of total revenues in 1997 and 42% of total revenues in 1998. This dollar increase was primarily related to the increase in headcount to support product development and, to a lesser extent, an increase in average compensation.

     General and Administrative. General and administrative expenses were $1.4 million in 1997 and $1.2 million in 1998, representing a decrease of 9%. General and administrative expenses represented 25% of total revenues in 1997 and 12% of total revenues in 1998. The dollar decrease in general and administrative expenses was attributable primarily to a decrease in consulting fees, offset in part by an increase in headcount and average compensation.

     Net Interest Income. Net interest income was $12,000 in 1997 and $1,000 in 1998. This decrease in net interest income was due to an increase in interest expense related to obligations under capital leases and an equipment loan.

     Stock-Based Compensation. We recorded no stock-based compensation expense for 1997. As of December 31, 1998, total deferred stock compensation associated with equity transactions amounted to $2.2 million, net of amortization. Amortization expense was $331,000 in 1998.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited consolidated statement of operations data for the each of the twelve quarters in the three-year period ended December 31, 1999, as well as this data expressed as a percentage of our total revenues for the periods indicated. This data has been derived from our unaudited consolidated financial statements, which have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

                                                                     QUARTER ENDED
                                 --------------------------------------------------------------------------------------
                                 MAR. 31,   JUN. 30,   SEP. 30,,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                   1997       1997       1997        1997       1998       1998       1998       1998
                                 --------   --------   ---------   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Revenues:
  License......................  $   659    $ 1,044     $   696    $ 1,147    $ 1,004    $ 1,447     $2,250     $2,777
  Service......................      271        315         414        867        706        604        643        729
                                 -------    -------     -------    -------    -------    -------     ------     ------
        Total revenues.........      930      1,359       1,110      2,014      1,710      2,051      2,893      3,506
                                 -------    -------     -------    -------    -------    -------     ------     ------
Cost of revenues:
  License......................       39         67         120        116         56         63         93         27
  Service......................       59        123         164        383        326        345        334        367
                                 -------    -------     -------    -------    -------    -------     ------     ------
        Total cost of
          revenues.............       98        190         284        499        382        408        427        394
                                 -------    -------     -------    -------    -------    -------     ------     ------
Gross profit...................      832      1,169         826      1,515      1,328      1,643      2,466      3,112
                                 -------    -------     -------    -------    -------    -------     ------     ------
Operating expenses:
  Sales and marketing..........    1,069      1,257       1,116      1,270      1,687      1,449      1,885      2,147
  Research and development.....      558        724         722        950      1,038      1,072      1,032      1,092
  General and administrative...      257        336         306        463        311        272        290        364
  Amortization of purchased
    intangibles................       --         --          --         --         --         --         --         --
                                 -------    -------     -------    -------    -------    -------     ------     ------
        Total operating
          expenses.............    1,884      2,317       2,144      2,683      3,036      2,793      3,207      3,603
                                 -------    -------     -------    -------    -------    -------     ------     ------
Loss from operations...........   (1,052)    (1,148)     (1,318)    (1,168)    (1,708)    (1,150)      (741)      (491)
Interest income (expense),
  net..........................        9          6          --         (3)         4        (20)       (20)        37
                                 -------    -------     -------    -------    -------    -------     ------     ------
Net loss.......................  $(1,043)   $(1,142)    $(1,318)   $(1,171)   $(1,704)   $(1,170)    $ (761)    $ (454)
                                 =======    =======     =======    =======    =======    =======     ======     ======
AS A PERCENTAGE OF TOTAL
  REVENUES:
Revenues:
  License......................     70.9%      76.8%       62.7%      57.0%      58.7%      70.6%      77.8%      79.2%
  Service......................     29.1       23.2        37.3       43.0       41.3       29.4       22.2       20.8
                                 -------    -------     -------    -------    -------    -------     ------     ------
        Total revenues.........    100.0      100.0       100.0      100.0      100.0      100.0      100.0      100.0
                                 -------    -------     -------    -------    -------    -------     ------     ------
Cost of revenues:
  License......................      4.2        4.9        10.8        5.8        3.3        3.1        3.2        0.8
  Service......................      6.3        9.1        14.8       19.0       19.0       16.8       11.5       10.4
                                 -------    -------     -------    -------    -------    -------     ------     ------
        Total cost of
          revenues.............     10.5       14.0        25.6       24.8       22.3       19.9       14.7       11.2
                                 -------    -------     -------    -------    -------    -------     ------     ------
Gross margin...................     89.5       86.0        74.4       75.2       77.7       80.1       85.3       88.8
                                 -------    -------     -------    -------    -------    -------     ------     ------
Operating expenses:
  Sales and marketing..........    114.9       92.5       100.5       63.1       98.7       70.6       65.2       61.2
  Research and development.....     60.1       53.3        65.0       47.2       60.7       52.3       35.7       31.1
  General and administrative...     27.6       24.7        27.6       22.9       18.1       13.3       10.0       10.5
  Amortization of purchased
    intangibles................       --         --          --         --         --         --         --         --
                                 -------    -------     -------    -------    -------    -------     ------     ------
        Total operating
          expenses.............    202.6      170.5       193.1      133.2      177.5      136.2      110.9      102.8
                                 -------    -------     -------    -------    -------    -------     ------     ------
Loss from operations...........   (113.1)     (84.5)     (118.7)     (58.0)     (99.8)     (56.1)     (25.6)     (14.0)
Interest income (expense),
  net..........................      0.9        0.5          --       (0.1)       0.2       (0.9)      (0.7)       1.1
                                 -------    -------     -------    -------    -------    -------     ------     ------
Net loss.......................   (112.2)%    (84.0)%    (118.7)%    (58.1)%    (99.6)%    (57.0)%    (26.3)%    (12.9)%
                                 =======    =======     =======    =======    =======    =======     ======     ======

                                               QUARTER ENDED
                                 -----------------------------------------
                                 MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                   1999       1999       1999       1999
                                 --------   --------   --------   --------
                                  (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Revenues:
  License......................  $ 2,116    $ 3,463    $ 1,747    $ 3,564
  Service......................      747        784        878      1,144
                                 -------    -------    -------    -------
        Total revenues.........    2,863      4,247      2,625      4,708
                                 -------    -------    -------    -------
Cost of revenues:
  License......................       42         56         19         53
  Service......................      580        695        490        868
                                 -------    -------    -------    -------
        Total cost of
          revenues.............      622        751        509        921
                                 -------    -------    -------    -------
Gross profit...................    2,241      3,496      2,116      3,787
                                 -------    -------    -------    -------
Operating expenses:
  Sales and marketing..........    2,015      2,965      4,057      5,024
  Research and development.....    1,806      1,305      1,533      1,713
  General and administrative...      383        538      1,146        753
  Amortization of purchased
    intangibles................       --         63        188        325
                                 -------    -------    -------    -------
        Total operating
          expenses.............    4,204      4,862      6,924      7,815
                                 -------    -------    -------    -------
Loss from operations...........   (1,963)    (1,366)    (4,808)    (4,028)
Interest income (expense),
  net..........................       48         42        410        358
                                 -------    -------    -------    -------
Net loss.......................  $(1,915)   $(1,324)   $(4,398)   $(3,670)
                                 =======    =======    =======    =======
AS A PERCENTAGE OF TOTAL
  REVENUES:
Revenues:
  License......................     73.9%      81.5%      66.6       75.7
  Service......................     26.1       18.5       33.4       24.3
                                 -------    -------    -------    -------
        Total revenues.........    100.0      100.0      100.0      100.0
                                 -------    -------    -------    -------
Cost of revenues:
  License......................      1.5        1.3        0.7        1.1
  Service......................     20.2       16.4       18.7       18.4
                                 -------    -------    -------    -------
        Total cost of
          revenues.............     21.7       17.7       19.4       19.6
                                 -------    -------    -------    -------
Gross margin...................     78.3       82.3       80.6       80.4
                                 -------    -------    -------    -------
Operating expenses:
  Sales and marketing..........     70.4       69.6      154.6      106.7
  Research and development.....     63.1       30.7       58.4       38.0
  General and administrative...     13.4       12.7       43.7       16.0
  Amortization of purchased
    intangibles................       --        1.5        7.1        5.3
                                 -------    -------    -------    -------
        Total operating
          expenses.............    146.9      114.5      263.8      166.0
                                 -------    -------    -------    -------
Loss from operations...........    (68.6)     (32.2)    (183.2)     (85.6)
Interest income (expense),
  net..........................      1.7        1.0       15.7        7.6
                                 -------    -------    -------    -------
Net loss.......................    (66.9)%    (31.2)%   (167.5)%    (78.0)%
                                 =======    =======    =======    =======

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

     Our license revenues in the first quarter of 1998 were lower than those in the fourth quarter of 1997 and our license revenues in the first quarter of 1999 were lower than those in the fourth quarter of 1998. In the future, we expect this trend to continue, with the fourth quarter of each year accounting for the greatest percentage of total revenues for the year and with an absolute decline in revenues from the fourth quarter to the first quarter of the next year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds, through December 31, 1999. We have also financed our business through a loan in the principal amount of $800,000 and capitalized leases. As of December 31, 1999, we had $29.7 million of cash, cash equivalents and short-term investments and $29.8 million of working capital.

     Net cash used for operating activities was $3.1 million in 1997, $3.0 million in 1998, and $10.9 million for 1999. For each of 1997, 1998, and 1999, cash used for operating activities was attributable primarily to net losses, increases in accounts receivable.

     Those increases were primarily offset by depreciation and amortization, amortization of deferred stock compensation and deferred revenues.

     Net cash used for investing activities was $589,000 for 1997, $436,000 for 1998, and $10.0 million for 1999. For each of the periods, cash used in investing activities primarily reflected investments in property and equipment and deposits. For 1999, cash used in investing activities also primarily consisted of purchases of short-term investments and purchased intangibles.

     Net cash provided by financing activities was $1.8 million for 1997, $5.7 million for 1998, and $38.2 million for 1999. Cash provided by financing activities during these periods was primarily attributable to proceeds from the issuance of preferred and common stock and, in 1998, borrowings under a term loan of $800,000, primarily offset by repayments of a capital lease obligations.

     In November 1999, we renewed our credit facilities with Comerica Bank. Under those credit facilities, the Company has a $5.0 million revolving line of credit facility available through August 15, 2000 and a second equipment financing facility for an amount up to $1,000,000 under which drawdowns are available through July 15, 2000. As of December 31, 1999 we had no borrowings outstanding under the revolving line of credit facility or the second equipment financing facility. As of December 31, 1999, we had a promissory note in favor of Comerica, under which $600,000 out of an original $800,000 was outstanding. We are required to make principal payments of $22,222 per month plus interest of 7.75% per annum on the unpaid principal balance, payable in 27 monthly installments. The credit facilities with Comerica Bank are collateralized by substantially all of our assets, including our patents and intellectual property.

     Although we have no material commitments for capital expenditures, we anticipate a substantial increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

     We believe that the our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next year. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued accounting statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for us beginning in 2001. We are currently evaluating the impact of SFAS No. 133 on our financial statements and related disclosures.

YEAR 2000 COMPLIANCE

     We have not experienced a year 2000 error in our software. We believe all current versions of our products to be "year 2000 compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or with our products are also year 2000 compliant. We have not tested our products on all platforms or all versions of operating systems that we currently support.

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

     We have tested software obtained from third parties, including licensed software, shareware and freeware, that is incorporated into our products, and we sought assurances from our vendors that licensed software is year 2000 compliant. Through December 31, 1999, we incurred nominal expenses relating to our year 2000 compliance activities and do not currently expect to incur any additional expenses in this regard. We have not experienced a year 2000 error in any software incorporated into our products. Despite testing and assurances, our products may contain undetected errors or defects associated with year 2000 date functions. Any errors or defects in our products could result in the delay or loss of revenue, increased service costs and damage to our reputation. We are aware of lawsuits against software vendors involving year 2000 claims, and, despite testing our products, we may be sued by a customer on a year 2000 claim.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider the following risks in addition to the other information contained in this annual report on Form 10-K. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem to be material, but are not the only ones that we face.

  We Have A Limited Operating History In The Application Server Market.

     Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We thus face the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing software industry. These risks include:

     - our substantial dependence for revenue from our PowerTier for C++ product, which was first introduced in 1997 and has achieved only limited market acceptance;

     - our substantial dependence for revenue from our PowerTier for EJB product, which was first introduced in 1998 and has achieved only limited market acceptance;

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

  Because We Have A History Of Losses And Negative Cash Flow, We May Never Become Or Remain Profitable.

     Our revenues may not continue to grow and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $4.7 million in 1997, $4.1 million in 1998 and $11.3 million in 1999. As of December 31, 1999, we had an accumulated deficit of approximately $24.1 million. In addition, while we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we expand our product development and sales and marketing efforts and assume the increased administrative duties associated with our public company status. Thus, we will need to increase our revenues to become profitable. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

  We Have Financed Our Business Through The Sale Of Stock And Not Through Cash Generated By Our Operations.

     Since inception, we have generally had negative cash flow from operations. To date, we have financed our business primarily through sales of common stock and convertible preferred stock and not through cash generated by our operations. We expect to continue to have negative cash flow from operations.

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

     Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In 1999, sales of products and services to Cisco accounted for 13% of our total revenues, and sales of products and services to our top five customers accounted for 35% of total revenues. In 1998, sales of products and services to Cisco accounted for 14% of our total revenues, sales of products and services to Instinet accounted for 17% of our total revenues, and sales of products and services to our top five customers accounted for 55% of total revenues. In 1997, sales of products and services to Lucent accounted for 11% of our total revenues, and sales of products and services to our top five customers accounted for 15% of our total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

  We Depend On The Java Programming Language, The Enterprise JavaBeans Standard And The Emerging Market For Distributed Object Computing, And If These Technologies Fail To Gain Acceptance, Our Business Could Suffer.

     We are focusing significant marketing efforts on our PowerTier for EJB application server, which is based on three relatively new technologies, none of which has been widely adopted by companies. These three technologies are a distributed object computing architecture, Sun Microsystems' Java programming language and Enterprise JavaBeans, or EJB. Distributed object computing combines the use of software modules, or objects, communicating across a computer network to software applications, such as our PowerTier application server. EJB is the Java programming standard for use in an application server. In 1998, we launched our PowerTier for EJB product, which is a transactional application server that uses Java and conforms to the EJB standard. Sun Microsystems released the EJB standard in 1998, and thus far EJB has had limited market acceptance. Since our PowerTier for EJB product depends upon the specialized EJB standard, we face a limited market compared to competitors who may offer application servers based on more widely accepted standards, including the Java programming language. We expect a substantial portion of our future revenues will come from sales of products based on the EJB standard. Thus, our success depends significantly upon broad market acceptance of distributed object computing in general, and Java application servers in particular. If EJB does not become a widespread programming standard for application servers, our revenues and business could suffer.

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

  Because Our Direct Sales Team Is Currently Our Most Critical Sales Channel, Any Failure To Build And Train This Team May Result In Lower Revenues.

     We must expand our direct sales team to generate increased revenue. In 1998, we hired several new salespeople, replacing most of our preexisting sales force. In 1999, we continued to hire new salespeople. In order to meet our future sales goals, we will need to hire many more salespeople within the next two years for both our domestic and international sales efforts. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Because our entire sales team is relatively new, they may not meet our sales goals. In addition, our recently hired employees may not become productive, and we may not be able to hire enough qualified individuals in the future.

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

  Because Our Products Are Often Incorporated Into Enterprise-Wide System Deployments, Any Delays In These Projects May Result In Lower Revenues.

     Because our products are often incorporated into multi-million dollar enterprise projects, we depend on the successful and timely completion of these enormous projects to fully deploy our products and achieve our revenue goals. These enterprise projects often take many years to complete and can be delayed by a variety of factors, including general or industry-specific economic downturns, our customers' budget constraints, other customer-specific delays, problems with other system components or delays caused by the systems integrators who may be managing the system deployment. If our customers cannot successfully implement large-scale deployments, or they determine for any reason that our products cannot accommodate large-scale deployments or that our products are not appropriate for widespread use, our business could suffer. In addition, if a systems integrator fails to complete a project utilizing our product for a customer in a timely manner, our revenues or business reputation could suffer.

  Because We Compete With Sun Microsystems, Who Controls The EJB Application Server Standard, We Face The Risk That They May Develop This Standard To Favor Their Own Products.

     Our success depends on achieving widespread market acceptance of our PowerTier for EJB application server. Because Sun Microsystems controls the EJB standard, we need to maintain a good working relationship with Sun Microsystems to develop future versions of PowerTier for EJB, as well as additional products using EJB, that will gain market acceptance. In March 1998, we entered into a license agreement with Sun Microsystems, pursuant to which we granted Sun Microsystems rights to manufacture and sell, by itself and not jointly with others, products under a number of our patents and Sun Microsystems granted us rights to manufacture and sell, by ourselves and not jointly with others, products under a number of Sun Microsystems' patents. As a result, Sun Microsystems may develop and sell some competing products that would, in the absence of this license agreement, infringe our patents. Because Sun Microsystems controls the EJB standard, it could develop the EJB standard in a more proprietary way to favor a product offered by its subsidiary, iPlanet, or a third party, which could make it much harder for us to compete in the EJB application server market.

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

     - ease and speed of implementation;

     - quality of support and service;

     - security;

     - company reputation; and

     - price.

     Our competitors include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Secant Technologies, IBM (WebSphere), Inprise, Iona Technologies, Oracle (OAS) and i-Planet (Sun Microsystems). Many customers may not be willing to purchase our PowerTier platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. In addition, some competitors offer products that are less complex than our PowerTier products and require less customization to implement with potential customers' existing systems. Thus, potential customers engaged in simpler business-to-business e-commerce transactions may prefer these "plug-and-play" products to our more complex offerings. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus indirect competitors. Further, dozens of companies, such as Allaire, have announced their intention to support EJB and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, in the PowerTier for C++ market, many potential customers build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments.

  If The Market For Business-To-Business Electronic Commerce Over The Internet Does Not Develop As We Currently Envision, Our Business Model Could Fail And Our Revenues Could Decline.

     Our performance and future success will depend on the growth and widespread adoption of the market for business-to-business electronic commerce over the Internet. If business-to-business electronic commerce does not develop in the manner currently envisioned, our business could be harmed. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, accessibility and quality of network service, remain unresolved and may negatively affect the growth of the Internet as a platform for conducting business-to-business electronic commerce. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

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

     Our future success will depend, in part, on our successful development of international markets for our products. Approximately 28% of our revenues came from sales of products and services outside the United States during 1999, and approximately 29% of our revenues came from sales of products and services outside the United States during 1998. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

  If We Do Not Protect Our Intellectual Property Rights, Our Competitive Position May Be Impaired.

     Our success may depend on our ability to protect our proprietary rights to the technologies used in our products, and yet the measures we are taking to protect these rights may not be adequate. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products, which could harm our business. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions to protect our proprietary technology, but these legal means afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. We have commenced patent infringement actions against two competitors -- See "Item 3. Legal Proceedings." Further litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs and diversion of management attention and resources.

  We May Be Sued For Patent Infringement.

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

  Future Sales Of Our Common Stock May Depress Our Stock Price.

     If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price through the sale of securities. As of February 29, 2000, we had 19.4 million shares of common stock outstanding. Beginning in December 1999, approximately 14.4 million shares of restricted common stock held by our stockholders became eligible for sale in the public market. Approximately 7 million of these restricted shares are subject to volume and other restrictions under Rule 144.

  Our Stock Price Has Been, And May Continue To Be, Volatile.

     Our common stock has only been available in the public market since June 24, 1999. An active public market for our common stock may not completely develop or be sustained in the future. To date, the market price of our common stock has been highly volatile and may rise or fall in the future as a result of many factors, such as:

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

  Our Executive Officers And Directors Own A Large Percentage Of Our Voting Stock And Could Exert Significant Influence Over Matters Requiring Stockholder Approval.

     As of February 29, 2000, executive officers and directors, and entities affiliated with them, own approximately 42% of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, continue to control the election of a majority of the directors and the determination of all corporate actions. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

  We May Engage In Future Acquisitions That Could Disrupt Our Business And Dilute Our Stockholders.

     As part of our business strategy, we expect to review acquisition prospects that we believe would be advantageous to the development of our business. For example, we have recently acquired object request broker technology and servlet engine technology. While we have no current agreements or negotiations underway with respect to any major acquisitions, we may make acquisitions of businesses, products or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any of which could materially and adversely affect our financial results and the price of our common stock:

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

  We Have Not Designated Any Specific Use For The Net Proceeds Of The Company's Initial Public Offering Of Common Stock, And Thus May Use The Remaining Net Proceeds To Fund Operating Losses, For Acquisitions Or For Other Corporate Purposes.

     We have not designated any specific use for the net proceeds of our initial public offering of common stock. As a result, our management and board of directors has broad discretion in spending the remaining net proceeds of that offering. We currently expect to use the remaining net proceeds primarily for working capital and general corporate purposes, funding product development and expanding our sales and marketing organization. In addition, we may use a portion of the remaining net proceeds for further development of our product lines through acquisitions of products, technologies and businesses.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at December 31, 1999, the fair value of our cash equivalents would change by approximately $150,000.

     Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor did we have any significant balances that are due or payable in foreign currencies at December 31, 1999. Therefore, a hypothetical ten percent change in foreign currency rates would have an insignificant impact on our financial position or results of operations. We do not hedge any of our foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 (a) for an index to the consolidated financial statements and supplementary data that are attached hereto.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under
Part III (Items 10-13), except for the information with respect to the Company's executive officers, which is included in "Item 1. Business -- Executive Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     (1) Financial Statements and Report of Deloitte & Touche LLP (pages F-1 through F-16):

        Audited Consolidated Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules (pages S-1 through S-3):

        Audited Consolidated Financial Statement Schedules:

         Independent Auditors' Report

         Schedule II -- Consolidated Schedule of Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.2*      Amended and Restated Certificate of Incorporation of
               Persistence.
     3.4*      Amended and Restated Bylaws of Persistence.
     4.1*      Specimen Stock Certificate.
    10.1*      Form of Common Stock Purchase Agreement between Persistence and each of Christopher T. Keene and Derek P. Henninger.
    10.2*      Fifth Amended and Restated Investor Rights Agreement dated
               February 19, 1999 among Persistence and certain investors.
    10.3*      Fourth Amended and Restated Co-Sale Agreement dated February
               19, 1999 among Persistence and certain investors.
    10.4*      Form of Change of Control Agreement between Persistence and each of Lyn Anderson, James H. Barton, Alan Cohen, Carol
               Curry, Barry Goss, Randy Hietter, Christine Russell and
               Laurence Hootnick.
    10.5*      1994 Stock Purchase Plan (as amended) and Form of Common
               Stock Purchase Agreement.
    10.6*      1997 Stock Plan (as amended) and Forms of Stock Option
               Agreement and Common Stock Purchase Agreement.
    10.7*      1999 Employee Stock Purchase Plan and Form of Subscription
               Agreement.
    10.8*      1999 Directors' Stock Option Plan and Form of Option
               Agreement.
    10.9*      Lease dated June 12, 1991 between Persistence and Great
               American Bank (as amended).
    10.10*+    Settlement and License Agreement dated March 23, 1998
               between Persistence and Sun Microsystems, Inc.
    10.11*     Form of Indemnification Agreement between Persistence and
               officers and directors.
    21.1*      List of subsidiaries.
    23.1       Independent Auditors' Consent.
    27.1       Financial Data Schedule.

---------------
* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-76867)

+ Confidential treatment requested as to portions of this exhibit.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PERSISTENCE SOFTWARE, INC.

                                          By:   /s/ CHRISTOPHER T. KEENE
                                            ------------------------------------
                                                    Christopher T. Keene
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:     /s/ CHRISTINE RUSSELL
                                            ------------------------------------
                                                     Christine Russell
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: March 30, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christine Russell his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

              /s/ CHRISTOPHER T. KEENE                   Chairman of the Board and     March 30, 2000
-----------------------------------------------------     Chief Executive Officer
                Christopher T. Keene                   (Principal Executive Officer)

                /s/ CHRISTINE RUSSELL                     Chief Financial Officer      March 30, 2000
-----------------------------------------------------     (Principal Financial and
                  Christine Russell                         Accounting Officer)

                  /s/ GREGORY ENNIS                               Director             March 25, 2000
-----------------------------------------------------
                    Gregory Ennis

                  /s/ JACK HANCOCK                                Director             March 28, 2000
-----------------------------------------------------
                    Jack Hancock

               /s/ WILLIAM J. HARDING                             Director             March 29, 2000
-----------------------------------------------------
                 William J. Harding

              /s/ LAURENCE R. HOOTNICK                            Director             March 29, 2000
-----------------------------------------------------
                Laurence R. Hootnick

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                                  Director
-----------------------------------------------------
                    Merritt Lutz

                /s/ JOSEPH P. ROEBUCK                             Director             March 29, 2000
-----------------------------------------------------
                  Joseph P. Roebuck

                /s/ JEFFREY T. WEBBER                             Director             March 28, 2000
-----------------------------------------------------
                  Jeffrey T. Webber

                   PERSISTENCE SOFTWARE, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Audited Consolidated Financial Statements:
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets at December 31, 1999 and
     1998...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................  F-4
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1999, 1998 and
     1997...................................................  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................  F-6
  Notes to Consolidated Financial Statements................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Persistence Software, Inc.:

     We have audited the accompanying consolidated balance sheets of Persistence Software, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Persistence Software, Inc. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
January 28, 2000

                           PERSISTENCE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 22,300    $  4,938
  Short-term investments....................................     7,352          --
  Accounts receivable, net of allowances of $332 and $47,
     respectively...........................................     5,685       1,759
  Prepaid expenses and other current assets.................     1,187         155
                                                              --------    --------
          Total current assets..............................    36,524       6,852
Property and equipment, net.................................     1,051         723
Purchased intangibles, net of amortization of $576 and none,
  respectively..............................................     1,447          --
Other assets................................................        70          29
                                                              --------    --------
          Total assets......................................  $ 39,092    $  7,604
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,370    $    596
  Accrued compensation and related benefits.................     1,804         512
  Other accrued liabilities.................................     1,194         154
  Deferred revenues.........................................     2,015       1,798
  Current portion of long-term obligations..................       337         408
                                                              --------    --------
          Total current liabilities.........................     6,720       3,468
Long-term obligations.......................................       354         650
Deferred rent...............................................        --          64
                                                              --------    --------
          Total liabilities.................................     7,074       4,182
                                                              --------    --------
Commitments (Note 4)
Stockholders' equity:
  Preferred stock, $0.001 par value, authorized -- 5,000,000 shares; outstanding -- none; designated and
     outstanding -- 1999, none; 1998, 6,922,184 shares......        --      15,717
  Common stock, $0.001 par value; authorized -- 75,000,000
     shares; outstanding -- 1999, 19,269,704 shares; 1998,
     7,634,414 shares.......................................    57,467       2,854
  Deferred stock compensation...............................    (1,206)     (2,222)
  Notes receivable from stockholders........................      (161)       (161)
  Accumulated deficit.......................................   (24,072)    (12,766)
  Accumulated other comprehensive loss......................       (10)         --
                                                              --------    --------
          Total stockholders' equity........................    32,018       3,422
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 39,092    $  7,604
                                                              ========    ========

                See notes to consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Revenues:
  License...................................................  $ 10,890    $ 7,478    $ 3,546
  Service...................................................     3,553      2,682      1,867
                                                              --------    -------    -------
          Total revenues....................................    14,443     10,160      5,413
                                                              --------    -------    -------
Cost of revenues:
  License...................................................       170        239        342
  Service...................................................     2,633      1,372        729
                                                              --------    -------    -------
          Total cost of revenues............................     2,803      1,611      1,071
                                                              --------    -------    -------
Gross profit................................................    11,640      8,549      4,342
Operating expenses:
  Sales and marketing.......................................    14,052      7,168      4,712
  Research and development (excluding amortization of
     purchased intangibles).................................     6,357      4,234      2,954
  General and administrative................................     2,820      1,237      1,362
  Amortization of purchased intangibles.....................       576         --         --
                                                              --------    -------    -------
          Total operating expenses..........................    23,805     12,639      9,028
                                                              --------    -------    -------
Loss from operations........................................   (12,165)    (4,090)    (4,686)
Interest income (expense):
  Interest income...........................................       975        116         85
  Interest expense..........................................      (116)      (115)       (73)
                                                              --------    -------    -------
          Total interest income (expense)...................       859          1         12
                                                              --------    -------    -------
Net loss....................................................  $(11,306)   $(4,089)   $(4,674)
                                                              ========    =======    =======
Basic and diluted net loss per share........................  $  (0.86)   $ (0.59)   $ (0.73)
                                                              ========    =======    =======
Shares used in calculating basic and diluted net loss per
  share.....................................................    13,091      6,879      6,366
                                                              ========    =======    =======

                See notes to consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            COMMON STOCK        NOTES
                               PREFERRED STOCK          COMMON STOCK         DEFERRED        SUBSCRIBED       RECEIVABLE
                            ---------------------   --------------------      STOCK       ----------------       FROM
                              SHARES      AMOUNT      SHARES     AMOUNT    COMPENSATION   SHARES    AMOUNT   STOCKHOLDERS
                            ----------   --------   ----------   -------   ------------   -------   ------   ------------
Balances, January 1,
 1997.....................   5,372,707   $  8,625    6,770,315   $    90                   32,359    $ 7        $ (23)
Net loss..................
Sale of Series B preferred
 stock....................       5,200         12
Sale of Series C preferred
 stock....................     431,965      1,973
Issuance of common
 stock....................                           1,119,482       257                  (32,359)    (7)        (181)
Repurchase of common
 stock....................                            (237,056)      (42)                                          23
Compensatory stock
 arrangements.............                                           287     $  (287)
                            ----------   --------   ----------   -------     -------      -------    ---        -----
Balances, December 31,
 1997.....................   5,809,872     10,610    7,652,741       592        (287)          --     --         (181)
Net loss..................
Sale of Series C preferred
 stock....................   1,112,312      5,107
Issuance of common
 stock....................                               4,754         1
Repurchase of common
 stock....................                             (23,081)       (5)
Repayment of notes
 receivable from
 stockholders.............                                                                                         20
Compensatory stock
 arrangements.............                                         2,266      (2,266)
Amortization of deferred
 stock compensation.......                                                       331
                            ----------   --------   ----------   -------     -------      -------    ---        -----
Balances, December 31,
 1998.....................   6,922,184     15,717    7,634,414     2,854      (2,222)          --     --         (161)
Net loss..................
Change in unrealized gain
 (loss) on investments....
Comprehensive loss........
Sale of Series D preferred
 stock....................     775,701      4,142
Conversion of preferred
 stock to common stock....  (7,697,885)   (19,859)   7,697,885    19,859
Issuance of common
 stock....................                           3,937,405    34,799
Compensatory stock
 arrangements.............                                           (45)         45
Amortization of deferred
 stock compensation.......                                                       971
                            ----------   --------   ----------   -------     -------      -------    ---        -----
Balances, December 31,
 1999.....................          --   $     --   19,269,704   $57,467     $(1,206)          --    $--        $(161)
                            ==========   ========   ==========   =======     =======      =======    ===        =====

                                           ACCUMULATED
                                              OTHER                      TOTAL
                            ACCUMULATED   COMPREHENSIVE              COMPREHENSIVE
                              DEFICIT         LOSS         TOTAL         LOSS
                            -----------   -------------   --------   -------------
Balances, January 1,
 1997.....................   $ (4,003)                    $  4,696
Net loss..................     (4,674)                      (4,674)
Sale of Series B preferred
 stock....................                                      12
Sale of Series C preferred
 stock....................                                   1,973
Issuance of common
 stock....................                                      69
Repurchase of common
 stock....................                                     (19)
Compensatory stock
 arrangements.............                                      --
                             --------         ----        --------
Balances, December 31,
 1997.....................     (8,677)                       2,057
Net loss..................     (4,089)                      (4,089)
Sale of Series C preferred
 stock....................                                   5,107
Issuance of common
 stock....................                                       1
Repurchase of common
 stock....................                                      (5)
Repayment of notes
 receivable from
 stockholders.............                                      20
Compensatory stock
 arrangements.............                                      --
Amortization of deferred
 stock compensation.......                                     331
                             --------         ----        --------
Balances, December 31,
 1998.....................    (12,766)                       3,422
Net loss..................    (11,306)                     (11,306)    $(11,306)
Change in unrealized gain
 (loss) on investments....                    $(10)            (10)         (10)
                                                                       --------
Comprehensive loss........                                             $(11,316)
                                                                       ========
Sale of Series D preferred
 stock....................                                   4,142
Conversion of preferred
 stock to common stock....                                      --
Issuance of common
 stock....................                                  34,799
Compensatory stock
 arrangements.............                                      --
Amortization of deferred
 stock compensation.......                                     971
                             --------         ----        --------
Balances, December 31,
 1999.....................   $(24,072)        $(10)       $ 32,018
                             ========         ====        ========

                See notes to consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(11,306)   $(4,089)   $(4,674)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Allowance for doubtful accounts.........................       285        (28)        --
    Depreciation and amortization...........................     1,144        556        505
    Amortization of deferred stock compensation.............       971        331         --
    Stock issued in lieu of rent............................        --         --         19
    Changes in assets and liabilities:
       Accounts receivable..................................    (4,211)       145       (775)
       Prepaid expenses and other current assets............    (1,032)       (66)       (37)
       Accounts payable.....................................       774       (205)       641
       Accrued compensation and related benefits............     1,292        (16)       104
       Other accrued liabilities............................     1,040         90         29
       Deferred revenues....................................       217        413        959
       Deferred rent........................................       (64)       (96)        99
                                                              --------    -------    -------
         Net cash used in operating activities..............   (10,890)    (2,965)    (3,130)
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments additions..........................    (7,362)        --         --
  Property and equipment additions..........................      (919)      (442)      (555)
  Purchased intangibles additions...........................    (1,640)        --         --
  Deposits..................................................       (41)         6        (34)
                                                              --------    -------    -------
         Net cash used in investing activities..............    (9,962)      (436)      (589)
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of convertible preferred stock, net..................     4,142      5,107      1,985
  Sale of common stock, net.................................    34,439          1         50
  Repurchase of common stock................................        --         (5)       (19)
  Repayment of notes receivable from stockholders...........        --         20         --
  Repayment of capital lease obligations....................      (367)      (194)      (222)
  Borrowing under loan agreement............................        --        800         --
                                                              --------    -------    -------
         Net cash provided by financing activities..........    38,214      5,729      1,794
                                                              --------    -------    -------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)...................................    17,362      2,328     (1,925)
  Beginning of year.........................................     4,938      2,610      4,535
                                                              --------    -------    -------
  End of year...............................................  $ 22,300    $ 4,938    $ 2,610
                                                              ========    =======    =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for notes receivable..................  $     --    $    --    $   181
                                                              ========    =======    =======
  Common stock issued for purchased intangibles.............  $    360    $    --    $    --
                                                              ========    =======    =======
  Conversion of convertible preferred stock into common
    stock...................................................  $ 19,859    $    --    $    --
                                                              ========    =======    =======
  Cancellation of note receivable...........................  $     --    $    --    $    23
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -- CASH
  PAID DURING THE YEAR FOR:
    Interest................................................  $    114    $   115    $    72
                                                              ========    =======    =======
    Income taxes............................................  $      3    $     1    $     1
                                                              ========    =======    =======

                See notes to consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business -- Persistence Software, Inc. and subsidiary (the Company), a Delaware corporation, develops and markets transactional application server software products that comprise the Internet software infrastructure for high-volume, high-performance electronic commerce applications.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

     Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with remaining maturities of less than three months to be cash equivalents.

     Short-term Investments -- Short-term investments consist primarily of highly liquid debt instruments purchased with remaining maturity dates of greater than 90 days but less than 12 months. Management determines the classification of debt and equity securities at the time of purchase and reevaluates the classification at each balance sheet date. Debt securities are classified as available-for-sale when the Company generally has the ability and intent to hold such securities to maturity, but, in certain circumstances, may potentially dispose of such securities prior to their maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. All available-for-sale securities are classified as current assets. At December 31, 1999, short-term investments consisted of corporate debt securities (commercial paper) and U.S. government debt securities with maturities of less than one year.

     Short term investments include the following available-for-sale securities at December 31, 1999 (in thousands):

                                                             UNREALIZED   UNREALIZED
                                                 AMORTIZED    HOLDING      HOLDING     MARKET
                                                   COST        GAINS        LOSSES      VALUE
                                                 ---------   ----------   ----------   -------
                                                                (IN THOUSANDS)
Money market funds.............................   $ 1,682        --            --      $ 1,682
Commercial paper...............................    13,107        $1            --       13,108
U.S. government agencies.......................    14,105        --          $(11)      14,094
                                                  -------        --          ----      -------
          Total available for sale
            securities.........................   $28,894        $1          $(11)     $28,884
                                                  =======        ==          ====      =======
Included in cash equivalents...................                                        $21,532
Included in short-term investments.............                                          7,352
                                                                                       -------
          Total available for sale
            securities.........................                                        $28,884
                                                                                       =======

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three years. Leasehold improvements are amortized over the shorter of the lease term or their useful life.

     Purchased intangibles are stated at cost. Amortization is computed using the straight-line method over the estimated useful lives of two to three years.

     Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed
Of -- The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Software Development Costs -- Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

     Notes Receivable from Stockholders -- The notes receivable from stockholders were issued in exchange for common stock, bear interest at 5.93% per annum, and are due in December 2001.

     Revenue Recognition -- Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support.

          License Revenue -- Revenue from software licenses is recognized upon shipment of the software if collection of the resulting receivable is probable, an executed agreement has been signed, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services. For sales made through distributors, revenue is recognized upon shipment. Distributors have no right of return.

          Service Revenue -- Revenue from customer training, support and consulting services is recognized as the services are performed. Support revenue is recognized ratably over the term of the support contract. If support or professional services are included in an arrangement that includes a license agreement, amounts related to support or professional services are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price when such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority. Arrangements which require significant modification or customization of software are recognized under the percentage of completion method.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOPs 98-4 and 98-9. This statement and related amendments provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and superseded SOP 91-1, Software Revenue Recognition. SOP 97-2 was effective for transactions entered into in 1998. The adoption of this standard and related amendments did not have a material effect on the Company's financial position or results of operations.

     Income Taxes -- Income taxes are provided using an asset and liability approach which requires recognition of deferred tax liabilities and assets, net of valuation allowances, for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss and tax credit carryforwards.

     Foreign Currency Transactions -- The functional currency of the Company's foreign subsidiary is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, nonmonetary assets and liabilities are translated at historical rates and net sales and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of operations, have not been significant.

     Stock Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Employees. Accordingly, no accounting recognition is given to employee stock options granted at fair market value until they are exercised. Upon exercise, the net proceeds and any related tax benefit are credited to stockholders' equity.

     Net Loss per Common Share -- Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented. This result is due to the exclusion of all potentially dilutive securities, which are actually anti-dilutive because of the Company's net losses.

     Concentration of Credit Risk -- Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade receivables. The Company primarily sells its products to companies in the United States and Europe. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for potential credit losses.

     Financial Instruments -- The Company's financial instruments include cash and equivalents, short-term investments, notes receivable from stockholders and long-term debt. At December 31, 1999 and 1998, the fair value of these financial instruments approximated their financial statement carrying amounts.

     Significant Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Certain Significant Risks and Uncertainties -- The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations and cash flows: ability to obtain additional financing; regulatory changes; fundamental changes in the technology underlying software products; market acceptance of the Company's products under development; development of sales channels; loss of significant customers; adverse changes in international market conditions; year 2000 compliance issues; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product development efforts; and new product introductions by competitors.

     Comprehensive Income -- The Company had no comprehensive income items, other than net loss for all years presented and $10,000 unrealized loss in the market value of short-term investments at December 31,1999.

     Segments of an Enterprise -- The Company currently operates in one reportable segment.

     Recently Issued Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and related disclosures.

     Reclassifications -- Certain reclassifications have been made to the 1998 and 1997 financial statement presentations to conform to the current year presentation.

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 2. PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Equipment................................................  $ 2,291    $ 1,718
Software.................................................      892        575
Leasehold improvements...................................       89         60
                                                           -------    -------
                                                             3,272      2,353
Accumulated depreciation and amortization................   (2,221)    (1,630)
                                                           -------    -------
                                                           $ 1,051    $   723
                                                           =======    =======

 3. LONG-TERM OBLIGATIONS

     Long-term obligations consist of:

                                                              DECEMBER 31,
                                                             ---------------
                                                             1999      1998
                                                             -----    ------
                                                             (IN THOUSANDS)
Existing equipment term loan...............................  $ 600    $  800
Capital lease obligations (see Note 4).....................     91       258
                                                             -----    ------
                                                               691     1,058
Less current portion.......................................   (337)     (408)
                                                             -----    ------
                                                             $ 354    $  650
                                                             =====    ======

     In November 1999, the Company renewed its credit facilities with a bank. Under the renewed facilities, in addition to its existing $800,000 equipment term loan, the Company has available a new $5 million revolving line of credit facility available through August 15, 2000 and a new $1 million equipment financing facility under which drawdowns are available through July 15, 2000. As of December 31, 1999, the Company had no borrowings outstanding under either facility.

     Under the new $5 million revolving line of credit facility, any outstanding borrowings will bear interest at either the bank's base rate (8.50% as of December 31, 1999) or LIBOR plus 2.0 basis points for a maximum of two LIBOR advances in $500,000 minimum increments having 30, 60, or 90 day maturities.

     Under the new $1 million equipment financing facility, any borrowings either outstanding on July 15, 2000 or reaching an aggregate of $500,000 outstanding will automatically convert to a 36-month term loan having equal monthly payments of principal and interest. Borrowings under the equipment financing facility will bear interest at either the bank's base rate (8.50% as of December 31, 1999) plus 0.50% or the bank's LIBOR rate plus 2.25 basis points for a maximum of two LIBOR advances in $500,000 minimum increments having 30, 60, or 90 day maturities.

     The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $25 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2.0 to 1. The Company was in compliance with all covenants at December 31, 1999. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

     At December 31, 1999, the Company had outstanding borrowings of $600,000 under the existing $800,000 equipment term loan, which bears interest at 7.75%. The Company is required to make principal

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

payments of $22,222 per month plus interest on the unpaid principal balance, payable in monthly installments through March 2002.

     Annual maturities under the outstanding existing equipment term loan are as follows:

                     FISCAL YEAR ENDING
                        DECEMBER 31,
                     ------------------                       (IN THOUSANDS)
     2000...................................................       $267
     2001...................................................        267
     2002...................................................         66
                                                                   ----
          Total.............................................       $600
                                                                   ====

 4. LEASE COMMITMENTS

     Equipment with a net book value of none and $89,000 at December 31, 1999 and 1998, respectively, (net of accumulated amortization of $692,000 and $603,000) has been leased under capital leases.

     The Company leases its principal facility under a noncancelable operating lease expiring in June 2000. Rent expense was approximately $953,000, $337,000 and $330,000 in 1999, 1998 and 1997, respectively.

     Future minimum payments under the Company's leases at December 31, 1999 are:

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
                                                               (IN THOUSANDS)
2000......................................................   $ 75        $603
2001......................................................     21          --
                                                             ----        ----
          Total...........................................     96        $603
                                                                         ====
Amount representing interest..............................     (5)
                                                             ----
Present value.............................................     91
Current portion...........................................    (70)
                                                             ----
Long-term portion.........................................   $ 21
                                                             ====

 5. STOCKHOLDERS' EQUITY

  Convertible Preferred Stock

     With the closing of the initial public offering of common stock in June 1999, all shares of the Company's outstanding convertible preferred stock were converted to common stock on a share for share basis. The former preferred stockholders had certain registration rights.

  Common Stock

     In 1996, the Company entered into an agreement with the lessor of its principal facility to issue 110,000 shares of the Company's common stock valued at $0.23 per share in lieu of rent payments for the twelve-month period beginning September 1996. At December 31, 1996, 32,359 shares were subscribed under this agreement. All 110,000 shares were issued in 1997. An expense of $19,000 and $7,000 has been recorded in 1997 and 1996, respectively, related to the issuance of such shares. Rent expense has been recorded on a straight-line basis.

     During 1997, the Company issued common stock to directors in their capacity as consultants (see Note 8).

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     In February 1999, the Company entered into an agreement with a customer and Series D preferred stockholder, whereby such customer was to perform development work to achieve certain performance improvements related to the Company's PowerTier product. In connection with this agreement, the Company allowed such customer to purchase 90,300 shares of common stock at $1.65 per share in February 1999, which was less than the deemed fair value for accounting purposes. The Company has recorded a research and development expense of $303,000 in 1999 for the difference between the deemed fair value and the stock price of $1.65 per share.

  1994 Stock Purchase Plan

     Under the 1994 Stock Purchase Plan (the Plan), the Company may sell common stock to employees of the Company at the fair market value as determined by the Board of Directors. Sales are to be made pursuant to restricted stock purchase agreements containing provisions established by the Board. No shares were issued under the Plan in 1998. During 1997, the Company issued 212,995 shares of common stock under the Plan at $0.23 per share. The Company has the right to repurchase these shares at the original issuance price upon termination of employment; this right expires ratably over four years. During 1999, 1998 and 1997, the Company repurchased 10,084, 23,081 and 237,056 shares, respectively, at prices ranging from $0.06 to $0.23 per share. At December 31, 1999, 18,899 shares were subject to repurchase and no shares were available for future grant.

  1997 Stock Plan

     The Company has reserved 5,609,652 shares of common stock for issuance, at the discretion of the Board of Directors, to officers, directors, employees and consultants pursuant to its 1997 Stock Plan. The Plan provides for an automatic annual increase on the first day of 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 650,000 shares, 3.5% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number as determined by the Board of Directors.

     At December 31, 1999, 796,487 shares have been issued at $0.23 per share pursuant to restricted stock purchase agreements, 3,235,475 shares are reserved for exercise of issued and outstanding options, and 1,272,385 shares are available for future grant. The Company has a right to repurchase these shares at original issuance price upon termination of employment; this right expires ratably over four years. At December 31, 1999, 379,167 shares were subject to repurchase. No shares were repurchased in 1999, 1998 or 1997.

     Options granted under the 1997 Stock Plan generally vest over four years and expire ten years from the date of grant. Certain options were issued to a director in his capacity as a consultant in 1998 (See Note 8).

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Additional information with respect to options under the 1997 Stock Plan is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                       NUMBER OF    OPTION PRICE
                                                        OPTIONS      PER SHARE
                                                       ---------    ------------
Outstanding, January 1, 1997.........................         --       $   --
  Granted (weighted average fair value of $0.08).....    424,250         0.23
  Canceled...........................................    (13,875)        0.23
                                                       ---------       ------
Outstanding, December 31, 1997 (none exercisable)....    410,375         0.23
  Granted (weighted average fair value of $2.49).....    943,572         0.54
  Exercised..........................................     (4,890)        0.23
  Canceled...........................................   (112,860)        0.24
                                                       ---------       ------
Outstanding, December 31, 1998 (109,258 exercisable
  at a weighted average exercise price of $0.24).....  1,236,197         0.46
  Granted (weighted average fair value of $11.68)....  2,863,287        11.42
  Exercised..........................................   (310,499)        0.60
  Canceled...........................................   (553,510)        3.66
                                                       ---------       ------
Outstanding, December 31, 1999 (276,720
  exercisable).......................................  3,235,475       $ 9.60
                                                       =========       ======

     Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                     OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                      -------------------------------------------------    -----------------------------
                                     WEIGHTED AVERAGE                                        WEIGHTED
                                        REMAINING           WEIGHTED                         AVERAGE
      RANGE OF          NUMBER         CONTRACTUAL          AVERAGE          NUMBER          EXERCISE
  EXERCISE PRICES     OUTSTANDING      LIFE (YEARS)      EXERCISE PRICE    EXERCISABLE        PRICE
  ---------------     -----------    ----------------    --------------    -----------    --------------
   $0.01 to $ 0.50       518,402           8.3               $ 0.31          186,670          $ 0.42
    0.51 to   5.00       192,305           9.1                 1.47           20,865            1.02
    5.01 to  10.00     1,398,643           9.3                 9.90           82,247           10.00
   10.01 to  15.00       833,750           9.8                12.95            1,000           11.00
   15.01 to  20.00        51,875           9.7                16.62               --              --
   20.01 to  20.94       240,500           9.6                20.94               --              --
                       ---------           ---               ------          -------          ------
   $0.01 to $20.94     3,235,475           9.3               $ 9.60          290,782          $ 3.21
                       =========           ===               ======          =======          ======

  1999 Directors' Stock Option Plan

     The Company's 1999 Directors' Stock Option Plan (the "Directors' Plan") became effective upon the closing of the Company's initial public offering in June 1999. Under the Directors' Plan, a total of 500,000 shares of common stock have been reserved for the grant of nonstatutory stock options to nonemployee directors of the Company. Options granted under the Director's Plan shall be immediately vested and expire in five years from the date of grant. No options have been granted under the Director's Plan as of December 31, 1999.

  1999 Employee Stock Purchase Plan

     The Company's 1999 Employee Stock Purchase Plan (the "ESPP") became effective upon the closing of the Company's initial public offering in June 1999. Under the ESPP, eligible employees may purchase common stock through payroll deductions, which may not exceed 20% of any employee's compensation, nor more than 2,500 shares in any one purchase period. A total of 600,000 shares of common stock has been reserved for issuance under the ESPP. The ESPP allows for an automatic annual increase on the first day of

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2000, 2001, 2002, 2003 and 2004 equal to the lessor of 250,000 shares or 1% of outstanding common stock on the last day of the immediately preceding fiscal year. As of December 31, 1999, no shares have been issued under the ESPP.

  Deferred Stock Compensation

     In connection with grants of certain stock options and issuance of common stock in 1999, 1998 and 1997, the Company recorded $45,000, $2,266,000 and
$287,000, respectively, for the difference between the estimated fair value and the stock price as determined by the Board of Directors on the date of grant/issuance. This amount has been presented as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the related stock/stock options (generally four years). Amortization of deferred stock compensation for the years ended December 31, 1999 and 1998 was $971,000 and $331,000, respectively.

  Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for options outstanding under the 1997 Stock Plan: expected life, 24 months following vesting in 1999, 1998 and 1997; risk free interest rate, 5.4% in 1999, 5.5% in 1998, and 6.0% in 1997;
volatility of 50% after the Company's June 1999 initial public offering of common stock and none before that date; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss (net of amortization of deferred compensation expense already recorded for the years ended December 31, 1999 and 1998, as discussed above) would have been approximately $13.0 million ($0.99 per basic and diluted share) in 1999, $4.4 million ($0.63 per basic and diluted share) in 1998, and $4.7 million ($0.73 per basic and diluted share) in 1997.

 6. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Net loss (numerator), basic and diluted...............  $11,306    $(4,089)   $(4,674)
                                                        =======    =======    =======
Shares (denominator):
  Weighted average common shares outstanding..........   13,605      7,644      6,869
  Weighted average common shares outstanding subject
     to repurchase....................................     (514)      (765)      (503)
                                                        -------    -------    -------
  Shares used in computation, basic and diluted.......   13,091      6,879      6,366
                                                        =======    =======    =======
Net loss per share, basic and diluted.................  $ (0.86)   $ (0.59)   $ (0.73)
                                                        =======    =======    =======

     For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Convertible preferred stock....................          --     6,992,184     5,809,872
Shares of common stock subject to repurchase...     398,066       629,864       946,790
Outstanding options............................   3,235,475     1,236,197       410,375
Warrants.......................................          --        80,556        80,556
                                                 ----------    ----------    ----------
          Total................................   3,633,541     8,938,801     7,247,593
                                                 ==========    ==========    ==========
Weighted average exercise price of options.....  $     9.60    $     0.46    $     0.23
                                                 ==========    ==========    ==========
Weighted average exercise price of warrants....  $       --    $     0.90    $     0.90
                                                 ==========    ==========    ==========

 7. INCOME TAXES

     The Company's deferred income tax assets are comprised of the following at December 31:

                                                                1999       1998
                                                              --------    -------
                                                                (IN THOUSANDS)
Net deferred tax assets:
  Net operating loss carryforwards..........................  $  7,941    $ 4,113
  Accruals deductible in different periods..................     1,214        941
  General business credits..................................     1,582        890
  Depreciation and amortization.............................       333        119
                                                              --------    -------
                                                                11,070      6,063
  Valuation allowance.......................................   (11,070)    (6,063)
                                                              --------    -------
          Total.............................................  $     --    $    --
                                                              ========    =======

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, as of December 31, 1999 and 1998, the Company has fully reserved its net deferred tax assets of approximately $11,070,000 and $6,063,000, respectively.

     The Company's effective rate differs from the expected benefit at the federal statutory tax rate at December 31 as follows:

                                                              1999     1998     1997
                                                              -----    -----    -----
Federal statutory tax rate..................................  (35.0)%  (35.0)%  (35.0)%
State taxes, net of federal benefit.........................   (6.0)    (6.0)    (6.0)
Stock compensation expense..................................    3.4      2.8       --
Other.......................................................    0.3      0.3      0.1
Valuation allowance.........................................   37.3     37.9     40.9
                                                              -----    -----    -----
  Effective tax rate........................................     --%      --%      --%
                                                              =====    =====    =====

     Substantially all of the Company's loss from operations for all periods presented is generated from domestic operations.

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     At December 31, 1999, the Company has net operating loss (NOL) carryforwards of approximately $20,619,000 and $8,190,000 for federal and state income tax purposes, respectively. The federal NOL carryforwards expire through 2019, while the state NOL carryforwards expire through 2004. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of state net operating losses can be utilized to offset future state taxable income.

     At December 31, 1999, the Company also has research and development credit carryforwards of approximately $968,000 and $529,000 available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2019, while the state credit carryforward has no expiration.

     The extent to which the loss and credit carryforwards can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

 8. RELATED PARTY TRANSACTIONS

     During 1998, the Company recognized revenue of $168,000 and $1,450,000 from a Series B and a Series C preferred stockholder, respectively. At December 31, 1998, the Company had deferred revenue of $30,000 and $642,000 with the same Series B and Series C preferred stockholders, respectively. At December 31, 1998, the Company had accounts receivable of $101,000 from the Series B preferred stockholder.

     During 1997, the Company recognized revenue of $300,000 and $250,000 from a Series B and a Series C preferred stockholder, respectively. At December 31, 1997, the Company had deferred revenue of $750,000 from the same Series C preferred stockholder.

     During 1999, the Company paid $69,000 to a director for consulting services. During 1998 and 1997, the Company paid $18,000 to a director for consulting services, and in 1998 and 1997 paid $20,500 and $18,700, respectively, to another director for consulting services. During 1997 the Company sold 10,300 shares of common stock at a purchase price of $0.23 per share to these two directors in connection with consulting services rendered. No compensation expense was recorded for the sale of this common stock as the purchase price was equal to the fair market value of the common stock on the date of sale. In July 1998, the Company granted a fully vested option to purchase up to 3,572 shares of common stock at $0.50 per share to a director in connection with consulting services rendered. Compensation expense of $9,000 was recorded for the difference between the exercise price and the deemed fair market value of the common stock on the date of grant.

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 9. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company is engaged in the development and marketing of transactional application server software products and operates in one reportable segment under SFAS 131.

  Geographic Information

                                                   YEARS ENDED DECEMBER 31,
                        ------------------------------------------------------------------------------
                                  1999                       1998                       1997
                        ------------------------   ------------------------   ------------------------
                                      LONG-LIVED                 LONG-LIVED                 LONG-LIVED
                        REVENUES(1)     ASSETS     REVENUES(1)     ASSETS     REVENUES(1)     ASSETS
                        -----------   ----------   -----------   ----------   -----------   ----------
                                                        (IN THOUSANDS)
United States.........    $10,369       $1,004       $ 7,223        $673        $4,774         $832
Europe................      3,338           27         2,866          50           511            5
Rest of the world.....        736           20            71          --           128           --
                          -------       ------       -------        ----        ------         ----
                          $14,443       $1,051       $10,160        $723        $5,413         $837
                          =======       ======       =======        ====        ======         ====

---------------
(1) Revenues are broken out geographically by the ship-to location of the customer.

  Significant Customers

     During 1999, one customer (a common stockholder) accounted for 13% of the Company's total revenues. During 1998, one customer (a common stockholder) accounted for 14% of total revenues. Additionally, a customer (a common stockholder) accounted for 17% of total revenues. In 1997, an unrelated customer accounted for 11% of total revenues.

     At December 31, 1999, one customer accounted for 11% of accounts receivable. At December 31, 1998, three customers each accounted for 14% of accounts receivable.

10. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 20% up to the maximum allowed under IRS rules). Company contributions are discretionary; no such Company contributions have been made since inception of this plan.

                   PERSISTENCE SOFTWARE, INC. AND SUBSIDIARY

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Audited Consolidated Financial Statements Schedules:
  Independent Auditors' Report..............................  S-2
  Schedule II -- Consolidated Schedule of Valuation and
     Qualification Accounts for the years ended December 31,
     1999, 1998 and 1997....................................  S-3

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Persistence Software, Inc.:

     We have audited the consolidated financial statements Persistence Software, Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 28, 2000. Our audits also included the consolidated financial statement schedule of Persistence Software, Inc., listed in the Index at Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
January 28, 2000

                                  SCHEDULE II

                   PERSISTENCE SOFTWARE, INC. AND SUBSIDIARY
           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE AT BEGINNING    CHARGED TO COST    DEDUCTIONS/     BALANCE AT
                                          OF PERIOD           AND EXPENSES      WRITE-OFFS     END OF PERIOD
                                     --------------------    ---------------    -----------    -------------
Year ended December 31, 1997
  Allowance for doubtful
     accounts......................        $25,000              $131,000         $ 81,000        $ 75,000
                                           =======              ========         ========        ========
Year ended December 31, 1998
  Allowance for doubtful
     accounts......................        $75,000              $     --         $ 28,000        $ 47,000
                                           =======              ========         ========        ========
Year ended December 31, 1999
  Allowance for doubtful
     accounts......................        $47,000              $467,000         $182,000        $332,000
                                           =======              ========         ========        ========

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.2*      Amended and Restated Certificate of Incorporation of
               Persistence.
     3.4*      Amended and Restated Bylaws of Persistence.
     4.1*      Specimen Stock Certificate.
    10.1*      Form of Common Stock Purchase Agreement between Persistence and each of Christopher T. Keene and Derek P. Henninger.
    10.2*      Fifth Amended and Restated Investor Rights Agreement dated
               February 19, 1999 among Persistence and certain investors.
    10.3*      Fourth Amended and Restated Co-Sale Agreement dated February
               19, 1999 among Persistence and certain investors.
    10.4*      Form of Change of Control Agreement between Persistence and each of Lyn Anderson, James H. Barton, Alan Cohen, Carol
               Curry, Barry Goss, Randy Hietter, Christine Russell and
               Laurence Hootnick.
    10.5*      1994 Stock Purchase Plan (as amended) and Form of Common
               Stock Purchase Agreement.
    10.6*      1997 Stock Plan (as amended) and Forms of Stock Option
               Agreement and Common Stock Purchase Agreement.
    10.7*      1999 Employee Stock Purchase Plan and Form of Subscription
               Agreement.
    10.8*      1999 Directors' Stock Option Plan and Form of Option
               Agreement.
    10.9*      Lease dated June 12, 1991 between Persistence and Great
               American Bank (as amended).
    10.10*+    Settlement and License Agreement dated March 23, 1998
               between Persistence and Sun Microsystems, Inc.
    10.11*     Form of Indemnification Agreement between Persistence and
               officers and directors.
    21.1*      List of subsidiaries.
    23.1       Independent Auditors' Consent.
    27.1       Financial Data Schedule.

---------------
* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-76867)

+ Confidential treatment requested as to portions of this exhibit.