Form 10-Q
period 2000-03-31
PERSISTENCE SOFTWARE INC
filed 2000-05-15
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 2000

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

                                       Yes [X] No [ ]

   As of April 28, 2000, there were 19,510,773 shares of the registrant's Common Stock outstanding.

                                      INDEX

   PART I. FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS.

               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2000 AND DECEMBER 31, 1999.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

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

   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           AS OF
                                                                 ----------------------------
                                                                 MARCH 31,      DECEMBER 31,
                                                                   2000             1999
                                                                 --------      --------------
                                                                (UNAUDITED)    (EXTRACTED)[1]
Assets:
       Current assets:
            Cash and cash equivalents                            $ 19,529       $ 22,300
            Short-term investments                                  5,819          7,352
            Accounts receivable, net                                5,681          5,685
            Prepaids and other current assets                         846          1,187
                 Total current assets                              31,875         36,524
            Property and equipment, net                             1,243          1,051
            Purchased intangibles, net                              4,591          1,447
            Deposits                                                   86             70
                                                                 --------       --------
                 Total assets                                    $ 37,795       $ 39,092
                                                                 ========       ========

Liabilities and Stockholders' Equity:
       Current liabilities:
            Accounts payable                                     $  1,308       $  1,370
            Accrued compensation and related benefits               2,760          1,804
            Other accrued liabilities                               1,518          1,194
            Deferred revenues                                       1,986          2,015
            Current portion of long-term obligations                  304            337
                                                                 --------       --------
                 Total current liabilities                          7,876          6,720
       Long-term obligations, net of current portion                  307            354
                                                                 --------       --------
                 Total liabilities                                  8,183          7,074
                                                                 --------       --------

       Stockholders' equity:
            Common stock                                           60,375         57,467
            Unamortized deferred stock compensation                  (958)        (1,206)
            Notes receivable from stockholders                       (161)          (161)
            Accumulated deficit                                   (29,634)       (24,072)
            Accumulated other comprehensive loss                      (10)           (10)
                                                                 --------       --------
                 Total stockholders' equity                        29,612         32,018
                                                                 --------       --------
                 Total liabilities and stockholders' equity      $ 37,795       $ 39,092
                                                                 ========       ========


[1] The condensed consolidated balance sheet as December 31, 1999 has been extracted from the consolidated financial statements as of that date, and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED
                                              -----------------------
                                              MARCH 31,      MARCH 31,
                                                2000           1999
                                              --------       --------
                                                    (UNAUDITED)
Revenues:
  Licenses                                    $  2,881       $  2,116
  Service                                        1,329            747
                                              --------       --------
    Total revenues                               4,210          2,863
                                              --------       --------

Cost of revenues:
  Licenses                                          50             42
  Service                                          715            580
                                              --------       --------
    Total cost of revenues                         765            622
                                              --------       --------

Gross profit                                     3,445          2,241

Operating expenses:
  Sales and marketing                            5,998          2,015
  Research and development, excluding
    amortization of purchased intangibles        2,013          1,806
  General and administrative                       867            383
  Amortization of purchased intangibles            496              -
                                              --------       --------
    Total operating expenses                     9,374          4,204
                                              --------       --------

Loss from operations                            (5,929)        (1,963)

Interest income                                    380             63

Interest and other expense                         (13)           (15)
                                              --------       --------

Net loss                                      $ (5,562)      $ (1,915)
                                              ========       ========


Basic and diluted net loss per share          $  (0.29)      $  (0.27)
                                              ========       ========

Shares used in calculating basic
  and diluted net loss per share                18,968          7,044
                                              ========       ========


            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                               MARCH 31,      MARCH 31,
                                                                                 2000           1999
                                                                               --------       --------
                                                                                     (UNAUDITED)
Cash flows from operating activities:
      Net loss                                                                 $ (5,562)      $ (1,915)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
           Depreciation and amortization                                            272            141
           Amortization of deferred stock compensation                               99            504
           Change in allowance for doubtful accounts                                324              -
           Changes in operating assets and liabilities:

                Accounts receivable                                                (320)          (439)
                Prepaids and other currents                                         341             (9)
                Accounts payable                                                    (62)           (77)
                Accrued compensation and benefits                                   956              1
                Other accrued liabilities                                           324            362
                Deferred revenues                                                   (29)          (253)
                Deferred rent                                                         -            (24)
                                                                               --------       --------
                      Net cash used in operating activities                      (3,657)        (1,709)
                                                                               --------       --------

Cash flows from investing activities:
      Change in short-term investments                                            1,533              -
      Property and equipment additions                                             (372)           (94)
      Purchased intangibles additions                                              (173)             -
      Deposits                                                                      (16)            (2)
                                                                               --------       --------
                      Net cash provided by (used in) investing activities           972            (96)
                                                                               --------       --------

Cash flows from financing activities:
      Sale of convertible preferred stock, net                                        -          4,142
      Sale of common stock, net of repurchases                                       (6)           156
      Repayment of capital lease obligations                                        (80)           (45)
                                                                               --------       --------
                      Net cash provided by (used in) financing activities           (86)         4,253
                                                                               --------       --------

Net increase (decrease) in cash and cash equivalents                             (2,771)         2,448
Cash and cash equivalents - beginning of period                                  22,300          4,938
                                                                               --------       --------
Cash and cash equivalents - end of period                                      $ 19,529       $  7,386
                                                                               ========       ========

Noncash investing and financing activities:
    Common stock issued for purchased intangibles                              $  3,063             $-
                                                                               ========       ========

            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS

        Persistence Software, Inc. and subsidiary (the Company) develops and markets transactional application server and dynamic caching software products that comprise the Internet software infrastructure for high-volume, high-performance electronic commerce applications.

2.      BASIS OF PRESENTATION

        The condensed consolidated financial statements included in this filing on Form 10-Q as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet was extracted from audited financial statements as of and for the year ended that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 1999 filed with the Securities and Exchange Commission.

        In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2000, its condensed consolidated results of operations for the three month periods ended March 31, 2000 and 1999, and its cash flows for the three month periods ended March 31, 2000 and 1999, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

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

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                          -----------------------
                                            2000           1999
                                          --------       --------
Net loss (numerator), basic and
  diluted ..........................      $ (5,562)      $ (1,915)
                                          ========       ========
Shares (denominator):
  Weighted average common shares
     outstanding ...................        19,336          7,688
  Weighted average common shares
     outstanding subject to
     repurchase ....................          (368)          (644)
                                          --------       --------
  Shares used in computation,
     basic and diluted .............        18,968          7,044
                                          ========       ========
Net loss per share, basic and
  diluted ..........................      $  (0.29)      $  (0.27)
                                          ========       ========

        As of March 31, 2000 and 1999, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                 MARCH 31,    MARCH 31,
                                                   2000         1999
                                                   -----        -----
Convertible preferred stock                           --        7,698
Shares of common stock subject to repurchase         337          657
Outstanding options                                3,475        1,388
Outstanding warrants                                  --           81
                                                   -----        -----
     Total                                         3,812        9,824
                                                   -----        -----


4.      COMPREHENSIVE INCOME

        For all periods presented, the Company had no comprehensive income items other than net loss.

5.      ACQUISITION

        In March 2000, the Company acquired 10BaseJ, Inc. for 140,000 shares of common stock valued at the stock's fair market value on the acquisition date of $3.1 million. The acquisition was accounted for using the purchase method of accounting. The acquisition cost is included in purchased intangibles and is being amortized over the estimated useful life of three years.

6.      RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 1999 and 1998 and for each of the years ended December 31, 1999, 1998, and 1997, included in our Annual Report on Form 10-K as of and for year ended December 31, 1999 filed with the Securities and Exchange Commission. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes, "plans," "expects," "future," "intends, and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K as of and for year ended December 31, 1999 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

        In 1996, we developed our PowerTier transactional application server, which integrates all of the previously released Persistence products with new shared transactional caching technologies, which enable multiple users to simultaneously access the same cached data. We first shipped our PowerTier for C++ transactional application server in 1997. Sales of PowerTier for C++ accounted for the majority of our revenues in 1997, 1998, and 1999, during which years we added a professional services staff to enable our customers to implement PowerTier more rapidly. We were one of the first companies to adopt and implement the EJB specification. In 1998, we introduced PowerTier for EJB, which customers have frequently purchased together with PowerTier for C++. Our most recent version of PowerTier for EJB is currently in use by several major customers and was commercially released in March 2000. We currently plan to continue to focus product development efforts on enhancements to both the PowerTier for C++ and the PowerTier for EJB products.

        Our revenues, which consist of software license revenues and service revenues, totaled $4.2 million in the three months ended March 31, 2000 and $2.9 million in the three months ended March 31, 1999. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We expect that, as a percentage of total revenues, sales of PowerTier for EJB transaction servers will increase and sales of PowerTier for C++ will decrease in the future.

        We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, France, Germany, Hong Kong and Shanghai. Revenues from PowerTier licenses and services to customers outside the United States represented $1.4 million, or 33% of total revenues, in the three months ended March 31, 2000, $4.1 million, or 28% of total revenues, in 1999 and $2.9 million, or 29% of total revenues, in 1998. Our future success will depend, in part, on our successful development of international markets for our products.

        Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. Sales of products to our top five customers accounted for 44% of total revenues in the three months ended March 31, 2000, 35% of total revenues in 1999, and 55% of total revenues in 1998. In the future, it is possible that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

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

        Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our employees increased from 81 as of March 31, 1999 to 137 as of March 31, 2000, representing an increase of 69%. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since 1996 and, as of March 31, 2000, had an accumulated deficit of $29.6 million. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and other staff. In addition, we expect to incur substantial expenses associated with sales personnel, referral fees, marketing programs and increased administrative expenses associated with being a public company. Accordingly, we expect to incur net losses for the foreseeable future.

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

Our license revenues in the first quarter of 2000 were lower than those in the fourth quarter of 1999 and our license revenues in the first quarter of 1999 were lower than those in the fourth quarter of 1998. In the future, we expect this trend to continue, with the fourth quarter of each year accounting for the greatest percentage of total revenues for the year and with an absolute decline in revenues from the fourth quarter to the first quarter of the next year.

        The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

        THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues

        Our revenues were $4.2 million for the three months ended March 31, 2000 and $2.9 million for the three months ended March 31, 1999, representing an increase of 47%. International revenues were $1.4 million for the three months ended March 31, 2000 and $626,000 for the three months ended March 31, 1999. In the three months ended March 31, 2000, sales of software licenses to Cisco accounted for 12% of total revenues.

        License Revenues. License revenues were $2.9 million for the three months ended March 31, 2000 and $2.1 million for the three months ended March 31, 1999, representing an increase of 36%. License revenues represented 68% of total revenues for the three months ended March 31, 2000 and 74% of total revenues for the three months ended March 31, 1999. The increase in software license revenues was primarily due to sales of our new PowerTier for EJB application server and the increased size and productivity of our sales team.

        Service Revenues. Our service revenues were $1.3 million for the three months ended March 31, 2000 and $747,000 for the three months ended March 31, 1999, representing an increase of 78%. The increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform. Service revenues represented 32% of total revenues the three months ended March 31, 2000 and 26% of total revenues for the three months ended March 31, 1999.

Cost of Revenues

        Cost of License Revenues. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $50,000 for the three months ended March 31, 2000 and $42,000 for the three months ended March 31, 1999. As a percentage of license revenues, cost of license revenues were 2% for each of the three months ended March 31, 2000 and 1999.

        Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $715,000 for the three months ended March 31, 2000 and $580,000 for the three months ended March 31, 1999, representing an increase of 23%. This increase was primarily due to increased staffing in our support organization to support a greater installed base of customers. As a percentage of service revenues, cost of service revenues were 54% for the three months ended March 31, 2000 and 78% for the three months ended March 31, 1999. In particular, cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $6.0 million for the three months ended March 31, 2000 and $2.0 million for the three months ended March 31, 1999, representing an increase of 198%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales people and sales engineers, their compensation, including sales commissions, advertising and travel expenses, additional sales office costs, professional services and trade show expenses. Sales and marketing expenses represented 143% of total revenues for the three months ended March 31, 2000 and 70% of total revenues for the three months ended March 31, 1999. We believe that a continued increase in our sales and marketing efforts is essential for us to maintain our market position and further increase acceptance of our products. Accordingly, we anticipate we will continue to invest in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in future periods.

        Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $2.0 million for the three months ended March 31, 2000 and $1.8 million for the three months ended March 31, 1999, representing an increase of 11%. This increase was primarily related to an increase in employee and consultant software developers and program management and documentation personnel hired to support product development. Research and development expenses for the three months ended March 31, 1999 also include a one-time $303,000 compensation charge associated with the issuance of common stock to an investor at a price which was less than the deemed fair value for accounting purposes. Research and development expenses represented 48% of total revenues for the three months ended March 31, 2000 and 63% of total revenues for the three months ended March 31, 1999. We believe that a continued increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product line and to enhance our technology. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods.

        General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $867,000 for the three months ended March 31, 2000 and $383,000 for the three months ended March 31, 1999, representing an increase of 126%. This increase was primarily the result of the hiring of additional finance and administrative personnel, additional professional services and insurance costs associated with being a public company. General and administrative expenses represented 21% of total revenues for the three months ended March 31, 2000 and 13% of total revenues for the three months ended March 31, 1999. We believe that our general and administrative expenses will continue to increase as a result of the expenses associated with our growth and being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and accounting and legal expenses.

        Amortization of Purchased Intangibles. Amortization of purchased intangibles was $496,000 for the three months ended March 31, 2000 and none for the three months ended March 31, 1999.

        Net Interest Income. Net interest income consists primarily of earnings on our cash, cash equivalent and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $367,000 for the three months ended March 31, 2000 and $48,000 for the three months ended March 31, 1999, representing an increase of $319,000. This increase was earned on the net proceeds received from our initial public offering of common stock on June 24, 1999. We expect that net interest income will decrease as we continue to use our net proceeds from our initial public offering.

        Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 1999 and 1998 and during 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of March 31, 2000 was $958,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $99,000 in the three months ended March 31, 2000 and $504,000 in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds, through March 31, 2000. We have also financed our business through a loan in the principal amount of $800,000 and capitalized leases. As of March 31, 2000, we had $25.3 million of cash, cash equivalents and short-term investments and $24.0 million of working capital.

        Net cash used for operating activities was $3.7 million in the three months ended March 31, 2000 and $1.7 million for the three months ended March 31, 1999. For each of the three months ended March 31, 2000 and 1999, cash used for operating activities was attributable primarily to net losses and increases in accounts receivable. Those increases were primarily offset by depreciation and amortization, amortization of deferred stock compensation and deferred revenues, and for the three months ended March 31, 2000, a decrease in the allowance for doubtful accounts and an increase in accrued compensation and benefits.

        Net cash provided by (used in) investing activities was $972,000 for the three months ended March 31, 2000 and $(96,000) for the three months ended March 31, 1999. For the three months ended March 31, 2000, cash was provided by investing activities through the conversion of short-term investments into cash and cash equivalents. For each of the three month periods, cash used in investing activities primarily reflected investments in property and equipment and deposits. For the three months ended March 31, 2000, cash used in investing activities also consisted of additions of purchased intangibles.

        Net cash provided by (used in) financing activities was $(86,000) for the three months ended March 31, 2000 and $4.3 million for the three months ended March 31, 1999. Cash provided by financing activities during the three months ended March 31, 1999 was primarily attributable to proceeds from the issuance of preferred stock.

        We have credit facilities with Comerica Bank. Under those credit facilities, the Company has a $5.0 million revolving line of credit facility available through August 15, 2000 and a second equipment financing facility for an amount up to $1,000,000 under which drawdowns are available through July 15, 2000. As of March 31, 2000 we had no borrowings outstanding under the revolving line of credit facility or the second equipment financing facility. As of March 31, 2000, we had a promissory note in favor of Comerica, under which $534,000 out of an original $800,000 was outstanding. We are required to make principal payments of $22,222 per month plus interest of 7.75% per annum on the unpaid principal balance, payable in 24 monthly installments. The credit facilities with Comerica Bank are collateralized by substantially all of our assets, including our patents and intellectual property.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        You should carefully consider the following risks in addition to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K as of and for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem to be material, but are not the only ones that we face.

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

Because We Have A History Of Losses And Negative Cash Flow, We May Never Become Or Remain Profitable.

        Our revenues may not continue to grow and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $4.7 million in 1997, $4.1 million in 1998 and $11.3 million in 1999, and $5.6 million in the three months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $29.6 million. In addition, while we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase, potentially substantially, as we continue to expand our product development and sales and marketing efforts and assume the increased administrative duties associated with our public company status. Thus, we will need to increase our revenues to become profitable. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

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

        Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In the three months ended March 31, 2000, sales of products and services to Cisco accounted for 12% of our total revenues and sales of products and services to our top five customers accounted for 44% of our total revenues. In 1999, sales of products and services to Cisco accounted for 13% of our total revenues, and sales of products and services to our top five customers accounted for 35% of total revenues. In 1998, sales of products and services to Cisco accounted for 14% of our total revenues, sales of products and services to Instinet accounted for 17% of our total revenues, and sales of products and services to our top five customers accounted for 55% of total revenues. In 1997, sales of products and services to Lucent accounted for 11% of our total revenues, and sales of products and services to our top five customers accounted for 15% of our total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

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

Because Our Direct Sales Team Is Currently Our Most Critical Sales Channel, Any Failure To Build And Train This Team May Result In Lower Revenues.

        We must expand our direct sales team to generate increased revenue. In 1998, we hired several new salespeople, replacing most of our preexisting sales force. In 1999 and 2000, we continued to hire new salespeople. In order to meet our future sales goals, we will need to hire many more salespeople within the next two years for both our domestic and international sales efforts. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Because our entire sales team is relatively new, they may not meet our sales goals. In addition, our recently hired employees may not become productive, and we may not be able to hire enough qualified individuals in the future.

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

        Our future success will depend, in part, on our successful development of international markets for our products. Approximately 33% of our revenues came from sales of products and services outside of the United States in the three months ended March 31, 2000. Approximately 28% of our revenues came from sales of products and services outside the United States during 1999, and approximately 29% of our revenues came from sales of products and services outside the United States during 1998. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

If We Do Not Protect Our Intellectual Property Rights, Our Competitive Position May Be Impaired.

        Our success may depend on our ability to protect our proprietary rights to the technologies used in our products, and yet the measures we are taking to protect these rights may not be adequate. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products, which could harm our business. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions to protect our proprietary technology, but these legal means afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. We have commenced patent infringement actions against two competitors -- See "Part II, Other Information,
Item 1, Legal Proceedings." Further litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs and diversion of management attention and resources.

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

Future Sales Of Our Common Stock May Depress Our Stock Price.

        If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price through the sale of securities. As of March 31, 2000, we had 19.5 million shares of common stock outstanding. Beginning in December 1999, approximately 14.4 million shares of restricted common stock held by our stockholders became eligible for sale in the public market. Approximately 7 million of these restricted shares are subject to volume and other restrictions under Rule 144.

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

        As of March 31, 2000, executive officers and directors, and entities affiliated with them, own approximately 45% of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, continue to control the election of a majority of the directors and the determination of all corporate actions. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

        Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at March 31, 2000, the fair value of our cash equivalents and short-term investments would change by approximately $150,000.

        Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor did we have any significant balances that are due or payable in foreign currencies at March 31, 2000. Therefore, a hypothetical ten percent change in foreign currency rates would have an insignificant impact on our financial position or results of operations. We do not hedge any of our foreign currency exposure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        On December 6, 1999, the Company filed a patent infringement action in the United States District Court for the Northern District of California against The Object People Inc. and The Object People (U.S.) Inc. (collectively, "TOP"), Persistence Software, Inc. v The Object People Inc., et al., Case No. C 99-5182 MMC (N.D. Cal.). On December 14, 1999, the Company filed a similar action against Secant Technologies, Inc. ("Secant"), Persistence Software, Inc. v. Secant Technologies, Inc., Case No. C 00-20210 SW (N.D. Cal.). A motion is pending to consolidate the two actions into one lawsuit. The Company alleges in both cases that TOP and Secant's software products infringe three of the Company's patents, and TOP and Secant have contributed to the infringement of, and induced the infringement of, the Company's patents by third parties (i.e., their respective customers). The three patents owned by the Company that are at issue in these actions are U.S. Patent No. 5,499,371, No. 5,615,362, and No. 5,706,506. The Company also has asserted claims against TOP and Secant for unfair business practices under California Business and Professions Code Sections 17200 et seq. ("Section 17200").

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Sales of Unregistered Securities

        The Company made the following unregistered sales of Common Stock in the quarter ended March 31, 2000:

                                                                                        Persons or Class
                                                                                          of Persons to
                                                       Name of                              Whom the
                                    Amount of      Underwriter or      Consideration     Securities Were
            Transaction Date     Securities Sold   Placement Agent       Received             Sold
            ----------------     ---------------   ---------------     -------------    -----------------
                03/02/00         140,000 Shares          None               (1)           10BaseJ, Inc.

        (1) On March 2, 2000, the Company issued 140,000 shares of Common Stock to 10BaseJ, Inc. in exchange for substantially all of the assets of 10BaseJ, Inc. This issuance was deemed to be exempt from the registration requirements the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. These securities have not been registered for resale.

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


                                     PERSISTENCE SOFTWARE, INC.


                                     By:   /s/   CHRISTINE RUSSELL
                                         ---------------------------------------
                                           CHRISTINE RUSSELL
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

Date:  May 15, 2000

                                  EXHIBIT INDEX


          EXHIBIT
            NO.               DESCRIPTION
          -------             -----------
          27.1                Financial Data Schedule