Form 10-Q
period 2000-06-30
PERSISTENCE SOFTWARE INC
filed 2000-08-14
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2000

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

                                 Yes [X] No [ ]

    As of July 31, 2000, there were 19,551,923 shares of the registrant's Common Stock outstanding.

                                      INDEX

    PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS.

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 AND DECEMBER 31, 1999.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999.

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

    SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                              AS OF
                                                                               --------------------------------------
                                                                                   JUNE 30,            DECEMBER 31,
                                                                                    2000                  1999
                                                                               ---------------       ---------------
                                                                                (UNAUDITED)           (EXTRACTED)[1]
       Assets:
              Current assets:
                   Cash and cash equivalents                                   $        20,069       $        22,300
                   Short-term investments                                                3,632                 7,352
                   Accounts receivable, net                                              4,910                 5,685
                   Prepaids and other current assets                                     1,525                 1,187
                                                                               ---------------       ---------------
                        Total current assets                                            30,136                36,524
                   Property and equipment, net                                           1,394                 1,051
                   Purchased intangibles, net                                            3,961                 1,447
                   Deposits                                                                 73                    70
                                                                               ---------------       ---------------
                        Total assets                                           $        35,564       $        39,092
                                                                               ===============       ===============
       Liabilities and Stockholders' Equity:
              Current liabilities:
                   Accounts payable                                            $         2,112       $         1,370
                   Accrued compensation and related benefits                             3,018                 1,804
                   Other accrued liabilities                                             1,798                 1,194
                   Deferred revenues                                                     2,738                 2,015
                   Current portion of long-term obligations                                272                   337
                                                                               ---------------       ---------------
                        Total current liabilities                                        9,938                 6,720
              Long-term obligations, net of current portion                                228                   354
                                                                               ---------------       ---------------
                        Total liabilities                                               10,166                 7,074
                                                                               ---------------       ---------------
              Stockholders' equity:
                   Common stock                                                         60,470                57,467
                   Unamortized deferred stock compensation                                (866)               (1,206)
                   Notes receivable from stockholders                                     (161)                 (161)
                   Accumulated deficit                                                 (34,035)              (24,072)
                   Accumulated other comprehensive loss                                    (10)                  (10)
                                                                               ---------------       ---------------
                        Total stockholders' equity                                      25,398                32,018
                                                                               ---------------       ---------------
                        Total liabilities and stockholders' equity             $        35,564       $        39,092
                                                                               ===============       ===============

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

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUN. 30,       JUN. 30,       JUN. 30,       JUN. 30,
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------
                                                       (Unaudited)                   (Unaudited)
  Revenues:
      Licenses                                   $  4,402       $  3,463       $  7,283       $  5,579
      Service                                       1,556            784          2,885          1,531
                                                 --------       --------       --------       --------
         Total revenues                             5,958          4,247         10,168          7,110
                                                 --------       --------       --------       --------

  Cost of revenues:
      Licenses                                         16             56             66            98,
      Service                                         902            695          1,617          1,275
                                                 --------       --------       --------       --------
         Total cost of revenues                       918            751          1,683          1,373
                                                 --------       --------       --------       --------

  Gross profit                                      5,040          3,496          8,485          5,737
                                                 --------       --------       --------       --------

  Operating expenses:
      Sales and marketing                           5,255          2,956         11,253          4,971
      Research and development                      2,213          1,305          4,226          3,111
      General and administrative                    1,492            538          2,359            921
      Amortization of purchased intangibles           771             63          1,267             63
                                                                                              --------
             Total operating expenses               9,731          4,862         19,105          9,066
                                                 --------       --------       --------       --------

  Loss from operations                             (4,691)        (1,366)       (10,620)        (3,329)

  Interest income                                     318             70            698            132
  Interest and other expense                          (28)           (28)           (41)           (42)
                                                 --------       --------       --------       --------

  Net loss                                       $ (9,963)      $ (1,324)      $ (9,903)      $ (3,239)
                                                 ========       ========       ========       ========


  Basic and diluted net loss per share           $  (0.23)      $  (0.17)      $  (0.52)      $  (0.43)
                                                 ========       ========       ========       ========

  Shares used in calculating basic
            and diluted net loss per share         19,148          7,860         19,055          7,462
                                                 ========       ========       ========       ========


            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        SIX MONTHS ENDED
                                                                                -------------------------------

                                                                                JUNE 30,2 000    JUNE 30, 1999
                                                                                -------------    -------------
                                                                                         (UNAUDITED)
Cash flows from operating activities:
      Net loss                                                                  $    (9,963)      $    (3,239)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
           Depreciation and amortization                                              1,550               291
           Amortization of deferred stock compensation                                  255               694
           Change in allowance for doubtful accounts                                    395                14
           Changes in operating assets and liabilities:
                Accounts receivable                                                     380            (2,273)
                Prepaids and other currents                                            (996)               (5)
                Accounts payable                                                        742             1,189
                Accrued compensation and benefits                                     1,214               532
                Other accrued liabilities                                               604               980
                Deferred revenues                                                       723              (724)
                Deferred rent                                                            --               (64)
                                                                                -----------       -----------
                      Net cash used in operating activities                          (5,096)           (2,605)
                                                                                -----------       -----------

Cash flows from investing activities:
      Change in short-term investments                                                3,720            (1,500)
      Property and equipment additions                                                 (686)             (202)
      Purchased intangibles additions                                                    --            (1,300)
      Deposits                                                                           (3)              (11)
                                                                                -----------       -----------
                      Net cash provided by (used in) investing activities             3,031            (3,013)
                                                                                -----------       -----------

Cash flows from financing activities:
      Sale of convertible preferred stock, net                                           --             4,142
      Sale of common stock, net of repurchases                                           25            29,848
      Repayment of capital lease obligations                                           (191)             (152)
                                                                                -----------       -----------
                      Net cash provided by (used in) financing activities              (166)           33,838
                                                                                -----------       -----------

Net increase (decrease) in cash and cash equivalents                                 (2,231)           28,220
Cash and cash equivalents - beginning of period                                      22,300             4,938
                                                                                -----------       -----------
Cash and cash equivalents - end of period                                       $    20,069       $    33,158
                                                                                ===========       ===========

Noncash investing and financing activities:
   Conversion of preferred stock into common stock                              $        --       $    19,859
                                                                                ===========       ===========
   Common stock issued for purchased intangibles                                $     3,063       $        --
                                                                                ===========       ===========

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

2. BASIS OF PRESENTATION

    The condensed consolidated financial statements included in this filing on Form 10-Q as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet was extracted from audited financial statements as of and for the year ended that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 1999 filed with the Securities and Exchange Commission.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2000, its condensed consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999, and its cash flows for the six month periods ended June 30, 2000 and 1999, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

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

    The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):


                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                      -----------------------       -----------------------
                                                        2000           1999           2000           1999
                                                      --------       --------       --------       --------
Net loss (numerator), basic and
  diluted ......................................      $ (4,401)      $ (1,324)      $ (9,963)      $ (3,239)
                                                      ========       ========       ========       ========
Shares (denominator):
  Weighted average common shares
     outstanding ...............................        19,460          8,494         19,397          8,101
  Weighted average common shares
     outstanding subject to
     repurchase ................................          (312)          (634)          (342)          (639)
                                                      --------       --------       --------       --------
  Shares used in computation,
     basic and diluted .........................        19,148          7,860         19,055          7,462
                                                      ========       ========       ========       ========
Net loss per share, basic and
  diluted ......................................      $  (0.23)      $  (0.17)      $  (0.52)      $  (0.43)
                                                      ========       ========       ========       ========

    As of June 30, 2000 and 1999, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                                        JUNE 30,      JUNE 30,
                                                                          2000          1999
                                                                          ----          ----
                Convertible preferred stock                                  --         7,196
                Shares of common stock subject to repurchase                286           609
                Outstanding options                                       3,708         1,635
                Outstanding warrants                                         --            81
                                                                         ------        ------
                     Total                                                3,994         9,521
                                                                         ------        ======


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

    Our revenues, which consist of software license revenues and service revenues, totaled $10.1 million in the six months ended June 30, 2000 and $7.1 million in the six months ended June 30, 2000. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We expect that, as a percentage of total revenues, sales of PowerTier for EJB transaction servers will increase and sales of PowerTier for C++ will decrease in the future.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, France, Germany, Hong Kong and Shanghai. Revenues from PowerTier licenses and services to customers outside the United States represented $3.9 million, or 39% of total revenues, in the six months ended June 30, 2000, $4.1 million, or 28% of total revenues, in 1999 and $2.9 million, or 29% of total revenues, in 1998. Our future success will depend, in part, on our successful development of international markets for our products.

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. Sales of products to our top five customers accounted for 40% of total revenues in the six months ended June 30,, 2000, 35% of total revenues in 1999, and 55% of total revenues in 1998. In the future, it is possible that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

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

    Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our employees increased from 93 as of June 30,, 1999 to 132 as of June 30, 2000, representing an increase of 42%. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since 1996 and, as of June 30, 2000, had an accumulated deficit of $34.0 million. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and other staff. In addition, we expect to incur substantial expenses associated with sales personnel, referral fees, marketing programs and increased administrative expenses associated with being a public company. Accordingly, we expect to incur net losses for the foreseeable future.

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

    SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

    Our revenues were $10.2 million for the six months ended June 30, 2000 and $7.1 million for the six months ended June 30, 1999 representing an increase of 43%. International revenues were $3.9 million for the six months ended June 30, 2000 and $1.4 million for the six months ended June 30, 1999. In the six months ended June 30, 2000, sales to Cisco accounted for 11% of total revenues and sales to Intershop accounted for 10% of total revenues and sales to our top five customers accounted for 40% of total revenues. For the six months ended June 30, 1999, sales to Cisco accounted for 16% of our total revenues, sales to Lucent accounted for 11% of our total revenues, sales to Motorola accounted for 10% of our total revenues and sales to our top five customers accounted for 51% of total revenues.

    License Revenues. License revenues were $7.3 million for the six months ended June 30, 2000 and $5.6 million for the six months ended June 30, 1999, representing an increase of 30%. License revenues represented 72% of total revenues for the six months ended June 30, 2000 and 78% of total revenues for the six months ended June 30, 1999. The increase in software license revenues was primarily due to sales of our new PowerTier for EJB application server and the increased size and productivity of our sales team.

    Service Revenues. Our service revenues were $2.9 million for the six months ended June 30, 2000 and $1.5 million for the six months ended June 30, 1999, representing an increase of 93%. The increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform. Service revenues represented 28% of total revenues the six months ended June 30, 2000 and 22% of total revenues for the six months ended June 30, 1999.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $66,000 for the six months ended June 30, 2000 and $98,000 for the six months ended June 30, 1999. As a percentage of license revenues, cost of license revenues were 1% for the six months ended June 30, 2000 and 2% for the six months ended June 30, 1999.

    Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $1.6 million for the six months ended June 30, 2000 and $1.3 million for the six months ended June 30, 1999, representing an increase of 27%. This increase was primarily due to increased staffing in our support organization to support a greater installed base of customers. As a percentage of service revenues, cost of service revenues were 56% for the six months ended June 30, 2000 and 83% for the six months ended June 30, 1999. In particular, cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $11.3 million for the six months ended June 30, 2000 and $5.0 million for the six months ended June 30, 1999, representing an increase of 126%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales people and sales engineers, their compensation, including sales commissions, advertising and travel expenses, additional sales office costs, professional services and trade show expenses. Sales and marketing expenses represented 110% of total revenues for the six months ended June 30, 2000 and 70% of total revenues for the six months ended June 30, 1999. We believe that a continued increase in our sales and marketing efforts is essential for us to maintain our market position and further increase acceptance of our products. Accordingly, we anticipate we will continue to invest in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in future periods.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $4.2 million for the six months ended June 30 2000 and $3.1 million for the six months ended June 30, 1999, representing an increase of 36%. This increase was primarily related to an increase in employee and consultant software developers and program management and documentation personnel hired to support product development. Research and development expenses for the six months ended June 30, 1999 also include a one-time $303,000 compensation charge associated with the issuance of common stock to an investor at a price which was less than the deemed fair value for accounting purposes. Research and development expenses represented 42% of total revenues for the six months ended June 30, 2000 and 43% of total revenues for the six months ended June 30, 1999. We believe that a continued increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product line and to enhance our technology. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods.

    General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $2.4 million for the six months ended June 30, 2000 and $921,000 for the six months ended June 30, 1999, representing an increase of 156%. This increase was primarily the result of the hiring of additional finance and administrative personnel, additional professional services and insurance costs associated with being a public company. General and administrative expenses represented 23% of total revenues for the six months ended June 30, 2000 and 13% of total revenues for the six months ended June 30, 1999. We believe that our general and administrative expenses will continue to increase as a result of the expenses associated with our growth and being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and accounting and legal expenses.

    Amortization of Purchased Intangibles. Amortization of purchased intangibles was $1.2 million for the six months ended June 30, 2000 and $63,000 for the six months ended June 30, 1999.

    Net Interest Income. Net interest income consists primarily of earnings on our cash, cash equivalent and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $657,000 for the six months ended June 30, 2000 and $90,000 for the six months ended June 30, 1999, representing an increase of $567,000. This increase was earned on the net proceeds received from our initial public offering of common stock on June 24, 1999. We expect that net interest income will decrease as we continue to use our net proceeds from our initial public offering.

    Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 1999 and 1998 and during 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of June 30, 2000 was $866,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $255,000 in the six months ended June 30, 2000 and $504,000 in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.0 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds, through June 30, 2000. We have also financed our business through a loan in the principal amount of $800,000 and capitalized leases. As of June 30, 2000, we had $23.7 million of cash, cash equivalents and short-term investments and $20.2 million of working capital.

    Net cash used for operating activities was $5.1 million in the six months ended June 30, 2000 and $2.6 million for the six months ended June 30, 1999. For each of the six months ended June 30, 2000 and 1999, cash used for operating activities was attributable primarily to net losses and increases in prepaids and other current assets during the first six months of 2000 and in accounts receivable during the first six months of 1999. Those increases were primarily offset by depreciation and amortization, amortization of deferred stock compensation and deferred revenues, and for the six months ended June 30, 2000, an increase in accrued compensation and benefits.

    Net cash provided by (used in) investing activities was $3.0 million provided in the six months ended June 30, 2000 and $3.0 million used in the six months ended June 30, 1999. For the six months ended June 30, 2000, cash was provided by investing activities through the conversion of short-term investments into cash and cash equivalents. For each of the six month periods, cash used in investing activities primarily reflected investments in short term investments and purchased intangibles

    Net cash provided by (used in) financing activities was $166,000 used in the six months ended June 30, 2000 and $33.8 million provided in the six months ended June 30, 1999. Cash provided by financing activities during the six months ended June 30, 1999 was primarily attributable to proceeds from the issuance of preferred stock.

    We have credit facilities with Comerica Bank. Under those credit facilities, the Company has a $5.0 million revolving line of credit facility available through August 15, 2000 and a second equipment financing facility for an amount up to $1,000,000 under which drawdowns are available through July 15, 2000. As of June 30, 2000 we had no borrowings outstanding under the revolving line of credit facility or the second equipment financing facility. As of June 30, 2000, we had a promissory note in favor of Comerica, under which $467,000 out of an original $800,000 was outstanding. We are required to make principal payments of $22,222 per month plus interest of 7.75% per annum on the unpaid principal balance, payable in 24 monthly installments. The credit facilities with Comerica Bank are collateralized by substantially all of our assets, including our patents and intellectual property.

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

Because We Have A History Of Losses And Negative Cash Flow, We May Never Become Or Remain Profitable.

    Our revenues may not continue to grow and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $4.7 million in 1997, $4.1 million in 1998 and $11.3 million in 1999, and $10.0 million in the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $34.0 million. In addition, while we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase, potentially substantially, as we continue to expand our product development and sales and marketing efforts and assume the increased administrative duties associated with our public company status. Thus, we will need to increase our revenues to become profitable. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

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

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In the six months ended June 30, 2000, sales of products and services to Cisco accounted for 11%, sales of products and services to Inershop accounted for 10% of our total revenues, and sales of products and services to our top five customers accounted for 40% of our total revenues. In 1999, sales of products and services to Cisco accounted for 13% of our total revenues, and sales of products and services to our top five customers accounted for 35% of total revenues. In 1998, sales of products and services to Cisco accounted for 14% of our total revenues, sales of products and services to Instinet accounted for 17% of our total revenues, and sales of products and services to our top five customers accounted for 55% of total revenues. In 1997, sales of products and services to Lucent accounted for 11% of our total revenues, and sales of products and services to our top five customers accounted for 15% of our total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Approximately 39% of our revenues came from sales of products and services outside of the United States in the six months ended June 30, 2000. Approximately 28% of our revenues came from sales of products and services outside the United States during 1999, and approximately 29% of our revenues came from sales of products and services outside the United States during 1998. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at June 30, 2000, the fair value of our cash equivalents and short-term investments would change by approximately $150,000.

    Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor did we have any significant balances that are due or payable in foreign currencies at June 30, 2000. Therefore, a hypothetical ten percent change in foreign currency rates would have an insignificant impact on our financial position or results of operations. We do not hedge any of our foreign currency exposure.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Sales of Unregistered Securities

    The Company made the following unregistered sales of Common Stock in the six months ended June 30, 2000:


                                                                                                   PERSONS OR CLASS
                                                                                                     OF PERSONS TO
                                                                  NAME OF                              WHOM THE
                                           AMOUNT OF          UNDERWRITER OR     CONSIDERATION      SECURITIES WERE
                 TRANSACTION DATE       SECURITIES SOLD       PLACEMENT AGENT      RECEIVED              SOLD
                ------------------     ------------------    ------------------ -------------      -----------------
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On June 8, 2000, we held our 2000 annual meeting of
              stockholders. The following summarizes the matters submitted to a vote of the stockholders:

              1. The election of the following nominees to serve as members of the Board of Directors:


       NOMINEE                             IN FAVOR    WITHHELD
 --------------------                      --------    --------
Gregory Ennis                             15,714,934     22,840

William Harding                           15,714,934     22,840

Joseph P. Roebuck                         15,714,934     22,840

              2. The amendment of the 1997 Stock Plan to increase in the number of shares of common stock automatically reserved for issuance under such plan on the first day of each year beginning in 2001, 2002, 2003, 2004 and 2005 to the lessor of (i) 840,000 shares,
              (ii) 4.33% of the outstanding shares of Common Stock on the last day of the immediately preceding year, or (iii) such lesser number of shares as determined by the board of directors:


   IN FAVOR         OPPOSED     ABSTAIN
--------------    ----------  ---------
   10,110,206     1,259,121    33,170

              3. The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2000:

   IN FAVOR         OPPOSED     ABSTAIN
--------------    ----------  ---------
 15,716,458       10,171       11,145

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

                                          PERSISTENCE SOFTWARE, INC.

                                          By:  /s/   CHRISTINE RUSSELL
                                               ---------------------------------
                                               CHRISTINE RUSSELL
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL AND
                                               ACCOUNTING OFFICER)

Date:  August 14, 2000

                                  EXHIBIT INDEX

      EXHIBIT
        NO.                    DESCRIPTION
        ---                    -----------
       27.1                    Financial Data Schedule