Form 10-Q
period 2000-09-30
PERSISTENCE SOFTWARE INC
filed 2000-11-14
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2000

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

                               Yes [X]     No [ ]

     As of October 31, 2000, there were 19,872,874 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000
               AND DECEMBER 31, 1999.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
               MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         AS OF
                                                             -----------------------------
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                  2000           1999
                                                             -------------    ------------
                                                              (UNAUDITED)         (1)
Assets:
   Current assets:
        Cash and cash equivalents ...........................   $ 18,810       $ 22,300
        Short-term investments ..............................      2,316          7,352
        Accounts receivable, net ............................      7,036          5,685
        Prepaids and other current assets ...................        795            965
                                                                --------       --------
             Total current assets ...........................     28,957         36,302
        Property and equipment, net .........................      1,603          1,051
        Purchased intangibles, net ..........................      4,546          1,669
        Deposits ............................................        134             70
                                                                --------       --------
             Total assets ...................................   $ 35,240       $ 39,092
                                                                ========       ========
Liabilities and Stockholders' Equity:
   Current liabilities:
        Accounts payable ....................................   $    978       $  1,370
        Accrued compensation and related benefits ...........      3,924          1,804
        Other accrued liabilities ...........................      1,961          1,194
        Deferred revenues ...................................      2,454          2,015
        Current portion of long-term obligations ............        718            337
                                                                --------       --------
             Total current liabilities ......................     10,035          6,720
   Long-term obligations, net of current portion ............        590            354
                                                                --------       --------
             Total liabilities ..............................     10,625          7,074
                                                                --------       --------
   Stockholders' equity:
        Common stock ........................................     62,953         57,467
        Unamortized deferred stock compensation .............       (763)        (1,206)
        Notes receivable from stockholders ..................       (135)          (161)
        Accumulated deficit .................................    (37,440)       (24,072)
        Accumulated other comprehensive loss ................         --            (10)
                                                                --------       --------
             Total stockholders' equity .....................     24,615         32,018
                                                                --------       --------
             Total liabilities and stockholders' equity .....   $ 35,240       $ 39,092
                                                                ========       ========

(1) The condensed consolidated balance sheet as of December 31, 1999 has been extracted from the consolidated financial statements as of that date, and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                               -----------------------       -----------------------
                                               SEP. 30,       SEP. 30,       SEP. 30,       SEP. 30,
                                                 2000           1999           2000           1999
                                               --------       --------       --------       --------
                                                     (UNAUDITED)                  (UNAUDITED)
Revenues:
  Licenses .................................   $  5,356       $  1,747       $ 12,639       $  7,326
  Service ..................................      1,728            878          4,613          2,409
                                               --------       --------       --------       --------
    Total revenues .........................      7,084          2,625         17,252          9,735
                                               --------       --------       --------       --------

Cost of revenues:
  Licenses .................................        207             19            273            117
  Service ..................................        857            490          2,474          1,765
                                               --------       --------       --------       --------
    Total cost of revenues .................      1,064            509          2,747          1,882
                                               --------       --------       --------       --------

Gross profit ...............................      6,020          2,116         14,505          7,833
                                               --------       --------       --------       --------

Operating expenses:
  Sales and marketing ......................      5,234          4,057         16,487          9,028
  Research and development, excluding
    amortization of purchased intangibles         2,042          1,533          6,268          4,644
  General and administrative ...............      1,649          1,146          4,008          2,067
  Amortization of purchased intangibles ....        799            188          2,066            251
                                               --------       --------       --------       --------
    Total operating expenses ...............      9,724          6,924         28,829         15,990
                                               --------       --------       --------       --------

Loss from operations .......................     (3,704)        (4,808)       (14,324)        (8,137)
  Interest income ..........................        393            455          1,091            587
  Interest and other expense ...............        (94)           (45)          (135)           (87)
                                               --------       --------       --------       --------

Net loss ...................................   $ (3,405)      $ (4,398)      $(13,368)      $ (7,637)
                                               ========       ========       ========       ========

Basic and diluted net loss per share .......   $  (0.18)      $  (0.24)      $  (0.70)      $  (0.68)
                                               ========       ========       ========       ========
Shares used in calculating basic
  and diluted net loss per share ...........     19,418         18,449         19,175         11,171
                                               ========       ========       ========       ========

           See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                  -----------------------
                                                                  SEP. 30,       SEP. 30,
                                                                    2000           1999
                                                                  --------       --------
                                                                        (UNAUDITED)
Cash flows from operating activities:
  Net loss ....................................................   $(13,368)      $ (7,637)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ...........................      2,567            638
      Amortization of deferred stock compensation .............        294            890
      Change in allowance for doubtful accounts ...............        694            483
      Changes in operating assets and liabilities:
        Accounts receivable ...................................     (2,045)        (2,543)
        Prepaids and other currents ...........................       (157)          (307)
        Accounts payable ......................................       (392)         1,856
        Accrued compensation and benefits .....................      2,120            343
        Other accrued liabilities .............................        767            355
        Deferred revenues .....................................        439           (482)
                                                                  --------       --------
          Net cash used in operating activities ...............     (9,081)        (6,404)
                                                                  --------       --------

Cash flows from investing activities:

  Change in short-term investments ............................      5,036        (12,660)
  Property and equipment additions ............................     (1,102)          (692)
  Purchased intangibles additions .............................       (345)        (1,500)
  Deposits and other ..........................................        (54)           (21)
                                                                  --------       --------
        Net cash provided by (used in) investing activities ...      3,535        (14,873)
                                                                  --------       --------

Cash flows from financing activities:

  Sale of convertible preferred stock, net .................          --            4,142
  Sale of common stock, net of repurchases .................         2,324         34,349
  Repayment of capital lease obligations ...................          (268)          (253)
                                                                  --------       --------
        Net cash provided by financing activities ..........         2,056         32,238
                                                                  --------       --------

Net increase (decrease) in cash and cash equivalents .......        (3,490)        16,961
Cash and cash equivalents - beginning of period ............        22,300          4,938
                                                                  --------       --------
Cash and cash equivalents - end of period ..................      $ 18,810       $ 21,899
                                                                  ========       ========

Noncash investing and financing activities:

  Purchased intangibles acquired under long-term obligations      $    885       $     --
                                                                  ========       ========
  Conversion of preferred stock into common stock ..........      $     --       $ 19,859
                                                                  ========       ========
  Common stock issued for purchased intangibles ............      $  3,337       $    360
                                                                  ========       ========

           See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

     Persistence Software, Inc. and subsidiary (Persistence(R) or the Company) develops and markets dynamic caching software to speed business and Internet transactions. Persistence's PowerTier(R) application server software caches corporate application data to speed business transactions, while the Company's Dynamai(TM) application-aware software caches dynamic Web content to speed Internet transactions.

2.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included in this filing on Form 10-Q as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet was extracted from audited financial statements as of and for the year ended that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 1999 filed with the Securities and Exchange Commission.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of September 30, 2000, its condensed consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999, and its cash flows for the nine month periods ended September 30, 2000 and 1999, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

     Certain reclassifications have been made to the 1999 financial statement presentations to conform them to the current year periods' presentations.

3.   NET LOSS PER SHARE

     Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented, since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                      -----------------------       -----------------------
                                        2000           1999           2000           1999
                                      --------       --------       --------       --------
Net loss (numerator), basic and
  diluted .........................   $ (3,405)      $ (4,398)      $(13,368)      $ (7,637)
                                      ========       ========       ========       ========
Shares (denominator):
  Weighted average common shares
     outstanding ..................     19,680         18,984         19,492         11,730
  Weighted average common shares
     outstanding subject to
     repurchase ...................       (262)          (535)          (317)          (559)
                                      --------       --------       --------       --------
  Shares used in computation,
     basic and diluted ............     19,418         18,449         19,175         11,171
                                      ========       ========       ========       ========
Net loss per share, basic and
  diluted .........................   $  (0.18)      $  (0.24)      $  (0.70)      $  (0.68)
                                      ========       ========       ========       ========

     As of September 30, 2000 and 1999, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                   2000            1999
                                                  -----           -----
Shares of common stock subject to repurchase        235             462
Outstanding options ...........................   3,975           3,428
                                                  -----           -----
     Total ....................................   4,210           3,890
                                                  =====           =====

4.   COMPREHENSIVE INCOME

     For all periods presented, the Company had no comprehensive income items other than net loss.

5.   ACQUISITION

     In March 2000, the Company acquired substantially all of the assets of 10BaseJ, Inc. for 140,000 shares of common stock valued at the stock's fair market value on the acquisition date of $3.1 million. The acquisition cost is included in purchased intangibles and is being amortized over the estimated useful life of three years.

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

7.   SUBSEQUENT EVENTS

     In November 2000, the Company renewed its credit facilities with a bank. Under the renewed facilities, in addition to its outstanding $800,000 equipment term loan, the Company continues to have available a $5 million revolving line of credit facility available through October 31, 2001 and a $1 million equipment financing facility under which drawdowns are available through April 31, 2001. As of September 30, 2000, the Company had no borrowings outstanding under either its $5 million line of credit facility or its $1 million equipment financing facility with the bank.

     Under the renewed $5 million revolving line of credit facility, any outstanding borrowings will bear interest at either the bank's base rate (9.5% as of September 30, 2000) or LIBOR plus 2.0 basis points for a maximum of two LIBOR advances in $1 million minimum increments having 30, 60, or 90 day maturities.

     Under the new $1 million equipment financing facility, any borrowings outstanding on May 1, 2001 will automatically convert to a 30-month term loan having equal monthly payments of principal and interest. Borrowings under the equipment financing facility will bear interest at the bank's base rate plus 0.50%.

     The bank's renewed credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $10 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2 to 1. As of both June 30, 2000 and September 30, 2000, the Company's tangible net worth fell below the minimum tangible net worth ratio then in effect, and the bank waived both of those previous events. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 1999 and 1998 and for each of the years ended December 31, 1999, 1998, and 1997, included in our Annual Report on Form 10-K as of and for the year ended December 31, 1999 filed with the Securities and Exchange Commission. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes, "plans," "expects," "future," "intends, and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K as of and for the year ended December 31, 1999 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

     Our revenues, which consist of software license revenues and service revenues, totaled $17.3 million in the nine months ended September 30, 2000 and $9.7 million in the nine months ended September 30, 1999. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We expect that, as a percentage of total revenues, sales of PowerTier for EJB transaction servers will increase and sales of PowerTier for C++ will decrease in the future.

     We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, France, Germany, Hong Kong and Shanghai. Revenues from PowerTier licenses and services to customers outside the United States represented $6.2 million, or 36% of total revenues, in the nine months ended September 30, 2000, $4.1 million, or 28% of total revenues, in 1999 and $2.9 million, or 29% of total revenues, in 1998. Our future success will depend, in part, on our successful development of international markets for our products.

     Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. Sales of products to our top five customers accounted for 41% of total revenues in the nine months ended September 30, 2000, 35% of total revenues in 1999, and 55% of total revenues in 1998. In addition, the identity of our top five customers has changed from year to year. In the future, it is possible that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

     To date, we have sold our products primarily through our direct sales force, and we will need to continue to hire sales people in order to meet our sales goals. In addition, our ability to achieve significant revenue growth will depend in large part on our success in establishing and leveraging relationships with systems integrators and other third parties.

     We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-4 and 98-9. Future implementation guidance relating to these standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings.

     We recognize license revenues upon shipment of the software if collection of the resulting receivable is probable, an executed agreement has been signed, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Undelivered elements in these arrangements typically consist of services. For sales made through distributors, revenue is recognized upon shipment. Distributors have no right of return. We recognize revenues from customer training, support and consulting services as the services are performed. We generally recognize support revenues ratably over the term of the support contract. If support or professional services are included in an arrangement that includes a license agreement, amounts related to support or professional services are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price when such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority to make such decision. Arrangements that require significant modification or customization of software are recognized under the percentage of completion method.

     Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our employees increased from 113 as of September 30, 1999 to 144 as of September 30, 2000, representing an increase of 27%. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since 1996 and, as of September 30, 2000, had an accumulated deficit of $37.4 million. We anticipate that our operating expenses will continue to increase, possibly substantially, for the foreseeable future as we expand our product development, sales and marketing and other staff. In addition, we expect to incur substantial expenses associated with sales personnel, referral fees, marketing programs and increased administrative expenses associated with being a public company. Accordingly, we expect to incur net losses for the foreseeable future.

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

     o demand for and market acceptance of our PowerTier products and other products we introduce, including Dynamai;

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

     Our license revenues in the first quarter of 2000 were lower than those in the fourth quarter of 1999 and our license revenues in the first quarter of 1999 were lower than those in the fourth quarter of 1998. In the future, this trend may continue, with the fourth quarter of each year accounting for the greatest percentage of total revenues for the year and a possible decline in revenues from the fourth quarter to the first quarter of the next year.

     The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

     THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

     Our revenues were $7.1 million for the three months ended September 30, 2000 and $2.6 million for the three months ended September 30, 1999 representing an increase of 170%. International revenues were $6.2 million for the three months ended September 30, 2000 and $712,000 for the three months ended September 30, 1999. In the three months ended September 30, 2000, sales to Salomon Smith Barney accounted for 33% of total revenues and sales to our top five customers accounted for 60% of total revenues. For the three months ended September 30, 1999, sales of products and services to Cisco accounted for 20% of our total revenues, and sales of products and services to our top five customers accounted for 47% of total revenues

     License Revenues. License revenues were $5.4 million for the three months ended September 30, 2000 and $1.7 million for the three months ended September 30, 1999, representing an increase of 207%. License revenues represented 76% of total revenues for the three months ended September 30, 2000 and 67% of total revenues for the three months ended September 30, 1999. The increase in software license revenues was primarily due to sales of our new PowerTier for EJB application server and the increased size and productivity of our sales team.

     Service Revenues. Our service revenues were $1.7 million for the three months ended September 30, 2000 and $878,000 for the three months ended September 30, 1999, representing an increase of 97%. The increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform. Service revenues represented 24% of total revenues for the three months ended September 30, 2000 and 33% of total revenues for the three months ended September 30, 1999.

Cost of Revenues

     Cost of License Revenues. Cost of license revenues consists of third-party software packaged with our software, packaging, documentation and associated shipping costs. Our cost of license revenues was $207,000 for the three months ended September 30, 2000 and $19,000 for the three months ended September 30, 1999. As a percentage of license revenues, cost of license revenues were 4% for the three months ended September 30, 2000 and 1% for the three months ended September 30, 1999.

     Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $857,000 for the three months ended September 30, 2000 and $490,000 for the three months ended September 30, 1999, representing an increase of 75%. This increase was primarily due to increased staffing in our support organization to support a greater installed base of customers. As a percentage of service revenues, cost of service revenues were 50% for the three months ended September 30, 2000 and 56% for the three months ended September 30, 1999. In particular, cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $5.2 million for the three months ended September 30, 2000 and $4.1 million for the three months ended September 30, 1999, representing an increase of 29%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales people and sales engineers, their compensation, including sales commissions, travel expenses, additional sales office costs, professional services and trade show expenses. Sales and marketing expenses represented 74% of total revenues for the three months ended September 30, 2000 and 155% of total revenues for the three months ended September 30, 1999. We believe that a continued increase in our sales and marketing efforts is essential for us to maintain our market position and further increase acceptance of our products. Accordingly, we anticipate we will continue to invest in sales and marketing for the foreseeable future, and sales and marketing expenses are likely to increase in future periods.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $2.0 million for the three months ended September 30, 2000 and $1.5 million for the three months ended September 30, 1999, representing an increase of 33%. This increase was primarily related to an increase in employee and consultant software developers and program management and documentation personnel hired to support product development. Research and development expenses represented 29% of total revenues for the three months ended September 30, 2000 and 58% of total revenues for the three months ended September 30, 1999. We believe that a continued increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product line and to enhance our technology. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $1.6 million for the three months ended September 30, 2000 and $1.1 million for the three months ended September 30, 1999, representing an increase of 44%. This increase was primarily the result of the hiring of additional finance and administrative personnel and consultants, additional professional services, including general corporate and patent prosecution legal costs, depreciation, and insurance and other costs associated with being a public company. General and administrative expenses represented 23% of total revenues for the three months ended September 30, 2000 and 44% of total revenues for the three months ended September 30, 1999. We believe that our general and administrative expenses will continue to increase as a result of the expenses associated with our growth and public company status, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and accounting and legal expenses.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles was $799,000 for the three months ended September 30, 2000 and $188,000 for the three months ended September 30, 1999. The increase in amortization was due to the increased level of purchased intangibles.

     Net Interest Income. Net interest income consists primarily of earnings on our cash, cash equivalent and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $299,000 for the three months ended September 30, 2000 and $410,000 for the three months ended September 30, 1999, representing a decrease of $111,000. This decrease was a result of a decrease in interest earning funds. We expect that net interest income will decrease as we continue to use our net proceeds from our initial public offering.

     Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 1999, 1998 and 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of September 30, 2000 was $763,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $103,000 in the three months ended September 30, 2000 and $195,000 in the three months ended September 30. 1999.

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

     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

     Our revenues were $17.3 million for the nine months ended September 30, 2000 and $9.7 million for the nine months ended September 30, 1999 representing an increase of 77%. International revenues were $6.2 million for the nine months ended September 30, 2000 and $2.1 million for the nine months ended September 30, 1999. In the nine months ended September 30, 2000, sales to Salomon Smith Barney accounted for 14% of total revenues and sales to our top five customers accounted for 41% of total revenues. For the nine months ended September 30, 1999, sales of products and services to Cisco accounted for 17% of our total revenues, sales of products and services to Lucent accounted for 10% of our total revenues, and sales of products and services to our top five customers accounted for 46% of total revenues.

     License Revenues. License revenues were $12.6 million for the nine months ended September 30, 2000 and $7.3 million for the nine months ended September 30, 1999, representing an increase of 73%. License revenues represented 73% of total revenues for the nine months ended September 30, 2000 and 75% of total revenues for the nine months ended September 30, 1999. The increase in software license revenues was primarily due to sales of our new PowerTier for EJB application server and the increased size and productivity of our sales team.

     Service Revenues. Our service revenues were $4.6 million for the nine months ended September 30, 2000 and $2.4 million for the nine months ended September 30, 1999, representing an increase of 91%. The increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform. Service revenues represented 27% of total revenues for the nine months ended September 30, 2000 and 25% of total revenues for the nine months ended September 30, 1999.

Cost of Revenues

     Cost of License Revenues. Our cost of license revenues was $273,000 for the nine months ended September 30, 2000 and $117,000 for the nine months ended September 30, 1999. As a percentage of license revenues, cost of license revenues were 2% for the nine months ended September 30, 2000 and 2% for the nine months ended September 30, 1999.

     Cost of Service Revenues. Our cost of service revenues was $2.5 million for the nine months ended September 30, 2000 and $1.8 million for the nine months ended September 30, 1999, representing an increase of 40%. This increase was primarily due to increased staffing in our support organization to support a greater installed base of customers. As a percentage of service revenues, cost of service revenues were 54% for the nine months ended September 30, 2000 and 73% for the nine months ended September 30, 1999. In particular, cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

Operating Expenses

     Sales and Marketing. Our sales and marketing expenses were $16.5 million for the nine months ended September 30, 2000 and $9.0 million for the nine months ended September 30, 1999, representing an increase of 83%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales people and sales engineers, their compensation, including sales commissions, advertising and travel expenses, additional sales office costs, professional services and trade show expenses. Sales and marketing expenses represented 96% of total revenues for the nine months ended September 30, 2000 and 93% of total revenues for the nine months ended September 30, 1999.

     Research and Development. Our research and development expenses were $6.3 million for the nine months ended September 30, 2000 and $4.6 million for the nine months ended September 30, 1999, representing an increase of 35%. This increase was primarily related to an increase in employee and consultant software developers and program management and documentation personnel hired to support product development. Research and development expenses for the nine months ended September 30, 1999 also include a one-time $303,000 compensation charge associated with the issuance of common stock to an investor at a price that was less than the deemed fair value for accounting purposes. Research and development expenses represented 36% of total revenues for the nine months ended September 30, 2000 and 48% of total revenues for the nine months ended September 30, 1999.

     General and Administrative. Our general and administrative expenses were $4.0 million for the nine months ended September 30, 2000 and $2.1 million for the nine months ended September 30, 1999, representing an increase of 94%. This increase was primarily the result of the hiring of additional finance and administrative personnel, additional professional services, including corporate and patent prosecution legal costs, depreciation, and insurance and other costs associated with being a public company. General and administrative expenses represented 23% of total revenues for the nine months ended September 30, 2000 and 21% of total revenues for the nine months ended September 30, 1999.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles was $2.1 million for the nine months ended September 30, 2000 and $251,000 for the nine months ended September 30, 1999. The increase in amortization was due to the increased level of purchased intangibles.

     Net Interest Income. Net interest income consists primarily of earnings on our cash, cash equivalents and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $956,000 for the nine months ended September 30, 2000 and $500,000 for the nine months ended September 30, 1999, representing an increase of $456,000. This increase was earned on the net proceeds received from our initial public offering of common stock on September 24, 1999.

     Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 1999, 1998 and 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of September 30, 2000 was $763,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $294,000 in the nine months ended September 30, 2000 and $890,000 in 1999.

     Provision for Income Taxes. Since inception, we have incurred net operating losses for federal and state tax purposes and have not recognized any tax provision or benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.0 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds, through September 30, 2000. We have also financed our business through a loan in the principal amount of $800,000 and capitalized leases. As of September 30, 2000, we had an aggregate of $21.1 million in cash, cash equivalents and short-term investments, and $18.9 million of working capital.

     Net cash used for operating activities was $9.1 million in the nine months ended September 30, 2000 and $6.4 million for the nine months ended September 30, 1999. For each of the nine months ended September 30, 2000 and 1999, cash used for operating activities was attributable primarily to net losses and increases in accounts receivable. Those increases were primarily offset by depreciation and amortization, amortization of deferred stock compensation and deferred revenues, and for the nine months ended September 30, 2000, an increase in accrued compensation and benefits and other accrued liabilities, and for the nine months ended September 30, 1999, an increase in accounts payable.

     Net cash provided by (used in) investing activities was $3.5 million provided in the nine months ended September 30, 2000 and $14.9 million used in the nine months ended September 30, 1999. For the nine months ended September 30, 2000, cash was provided by investing activities through the conversion of short-term investments into cash and cash equivalents, offset by additions to property and equipment and additions to purchased intangibles. For the nine months ended September 30, 1999, cash used in investing activities primarily reflected investments in short-term investments and purchased intangibles.

     Net cash provided by financing activities was $2.1 million in the nine months ended September 30, 2000 and $32.2 million in the nine months ended September 30, 1999. Cash provided by financing activities during the nine months ended September 30, 2000 was primarily attributable to proceeds from the issuance of common stock through the exercise of employee stock options. Cash provided by financing activities during the nine months ended September 30, 1999 was primarily attributable to proceeds from the issuance of both common and preferred stock.

     We have credit facilities with Comerica Bank. Under those credit facilities, the Company has a $5.0 million revolving line of credit facility available through October 31, 2001 and a second equipment financing facility for an amount up to $1 million under which drawdowns are available through April 31, 2001. As of September 30, 2000 we had no borrowings outstanding under the revolving line of credit facility or the second equipment financing facility. As of September 30, 2000, we had a promissory note in favor of Comerica related to our first equipment financing facility, under which $401,000 out of an original $800,000 was outstanding. We are required to make principal payments of $22,222 per month plus interest of 7.75% per annum on the unpaid principal balance, payable in 18 monthly installments. The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $10 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2 to 1. As of both June 30, 2000 and September 30, 2000, the Company's tangible net worth fell below the minimum tangible net worth ratio then in effect, and the bank waived both of those previous events. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

     Although we have no material commitments for capital expenditures, we anticipate an increase, possibly substantial, in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

     We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next year. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business.

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

     o our substantial dependence for revenue from our PowerTier for EJB product, which was first introduced in 1998 and has achieved only limited market acceptance;

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

     o our need to achieve market acceptance for our new product introductions, including Dynamai;

     o our dependence on Enterprise JavaBeans, commonly known as EJB, becoming a widely accepted standard in the transactional application server market; and

     o    our dependence upon key personnel.

Because We Have A History Of Losses And Negative Cash Flow, We May Never Become Or Remain Profitable.

     Our revenues may not continue to grow, and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $4.7 million in 1997, $4.1 million in 1998 and $11.3 million in 1999, and $13.4 million in the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $37.4 million. In addition, while we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase, potentially substantially, as we continue to expand our product development and sales and marketing efforts and administrative expenses as a result of our public company status and patent prosecution. Thus, we will need to increase our revenues to become profitable. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

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

     o demand for and market acceptance of our PowerTier products and other products we introduce;

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

     Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In the nine months ended September 30, 2000, sales to Salomon Smith Barney accounted for 14% of total revenues and sales to our top five customers accounted for 41% of total revenues. In 1999, sales of products and services to Cisco accounted for 13% of our total revenues, and sales of products and services to our top five customers accounted for 35% of total revenues. In 1998, sales of products and services to Cisco accounted for 14% of our total revenues, sales of products and services to Instinet accounted for 17% of our total revenues, and sales of products and services to our top five customers accounted for 55% of total revenues. In 1997, sales of products and services to Lucent accounted for 11% of our total revenues, and sales of products and services to our top five customers accounted for 15% of our total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

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

If We Do Not Deliver Products That Meet Rapidly Changing Technology Standards And Customer Demands, We Will Lose Market Share To Our Competitors.

     The market for our products and services is characterized by rapid technological change, dynamic customer demands and frequent new product introductions and enhancements. Customer requirements for products can change rapidly as a result of innovation in software applications and hardware configurations and the emergence or adoption of new industry standards, including Internet technology standards. We may continue to need to increase our research and development investment to maintain our technological leadership. Our future success depends on our ability to continue to enhance our current products and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments. For example, as Sun Microsystems introduces new EJB specifications, we will need to introduce new versions of PowerTier for EJB designed to support these new specifications to remain competitive. If we do not bring enhancements and new versions of our products to market in a timely manner, our market share and revenues could decrease and our reputation could suffer. If we fail to anticipate or respond adequately to changes in technology and customer needs, or if there are any significant delays in product development or introduction, our revenues and business could suffer.

Because Our Direct Sales Team Is Currently Our Most Critical Sales Channel, Any Failure To Build And Train This Team May Result In Lower Revenues.

     We must expand our direct sales team to generate increased revenue. In 1998, we hired several new salespeople, replacing most of our preexisting sales force. In 1999 and 2000, we continued to hire new salespeople. In order to meet our future sales goals, we will need to hire more salespeople for both our domestic and international sales efforts. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Because our entire sales team is relatively new, they may not meet our sales goals. In addition, our recently hired employees may not become productive, and we may not be able to hire enough qualified individuals in the future.

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

     Our success depends on achieving widespread market acceptance of our PowerTier for EJB application server. Because Sun Microsystems controls the EJB standard, we need to maintain a good working relationship with Sun Microsystems to develop future versions of PowerTier for EJB, as well as additional products using EJB, that will gain market acceptance. In March 1998, we entered into a license agreement with Sun Microsystems, pursuant to which we granted Sun Microsystems rights to manufacture and sell, by itself and not jointly with others, products under a number of our patents, and Sun Microsystems granted us rights to manufacture and sell, by ourselves and not jointly with others, products under a number of Sun Microsystems' patents. As a result, Sun Microsystems may develop and sell some competing products that would, in the absence of this license agreement, infringe our patents. Because Sun Microsystems controls the EJB standard, it could develop the EJB standard in a more proprietary way to favor a product offered by its subsidiary, iPlanet, or a third party, which could make it much harder for us to compete in the EJB application server market.

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

     o    ease and speed of implementation;

     o    quality of support and service;

     o    security;

     o    company reputation; and

     o    price.

     Our competitors include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Secant Technologies, IBM (WebSphere), Inprise, Iona Technologies, Oracle (OAS) and i-Planet (Sun Microsystems). Many customers may not be willing to purchase our PowerTier platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. In addition, some competitors offer products that are less complex than our PowerTier products and require less customization to implement with potential customers' existing systems. Thus, potential customers engaged in simpler business-to-business e-commerce transactions may prefer these "plug-and-play" products to our more complex offerings. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus indirect competitors. Further, dozens of companies have already supported, or have announced their intention to support EJB, and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, in the PowerTier for C++ market, many potential customers build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments.

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

     Our future success will depend, in part, on our successful development of international markets for our products. Approximately 36% of our revenues came from sales of products and services outside of the United States in the nine months ended September 30, 2000. Approximately 28% of our revenues came from sales of products and services outside the United States during 1999, and approximately 29% of our revenues came from sales of products and services outside the United States during 1998. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

Future Sales Of Our Common Stock May Depress Our Stock Price.

     If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price through the sale of securities. As of October 31, 2000, we had 19.9 million shares of common stock outstanding. Beginning in December 1999, approximately 14.4 million shares of restricted common stock held by our stockholders became eligible for sale in the public market, in some cases subject to volume and other restrictions under Rule 144.

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

     As of October 31, 2000, executive officers and directors, and entities affiliated with them, owned approximately 28% of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, continue to control the election of a majority of the directors and the determination of all corporate actions. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

We May Engage In Future Acquisitions That Could Disrupt Our Business And Dilute Our Stockholders.

     As part of our business strategy, we expect to review acquisition prospects that we believe would be advantageous to the development of our business. For example, we have acquired object request broker technology and servlet engine technology. While we have no current agreements or negotiations underway with respect to any major acquisitions, we may make acquisitions of businesses, products or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any of which could materially and adversely affect our financial results and the price of our common stock:

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at September 30, 2000, the fair value of our cash equivalents and short-term investments would change by approximately $125,000.

     Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor did we have any significant balances that are due or payable in foreign currencies at September 30, 2000. Therefore, a hypothetical ten percent change in foreign currency rates would have an insignificant impact on our financial position or results of operations. We do not hedge any of our foreign currency exposure.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (d)  Use of Proceeds

     Our registration statement on Form S-1, SEC File No. 333-76867, for our initial public offering of common stock became effective on June 24, 1999. We registered and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a per share price of $11.00. Our underwriters were BancBoston Robertson Stephens, U.S. Bancorp Piper Jaffray, and Soundview Technology Group. Offering proceeds, net of aggregate underwriting commissions and discounts of $2.7 million and other offering transaction expenses of $1.1 million, were $34.1 million. None of the underwriting commissions and discounts or other offering transaction expenses were direct or indirect payments to our directors, officers, or holders of 10% or more of our stock. From June 24, 1999 through September 30, 2000, we have used the net offering proceeds as follows:

     Working capital expenditures............................  $ 14.6 million
     Acquiring property and equipment .......................     1.8 million

     Acquiring purchased intangibles.........................     2.5 million
     Repayment of capitalized lease obligations..............     0.5 million
                                                               --------------
                                                                 19.4 million
     Investing in short-term, investment grade,
     interest-bearing securities ............................    14.7 million
                                                               --------------
                                                               $ 34.1 million
                                                               ==============

     Each of the above amounts represents our best estimate of our use of the net proceeds. None of the net offering proceeds were paid directly or indirectly to our directors, officers, or holders of 10% or more of our stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

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

                                        PERSISTENCE SOFTWARE, INC.

                                        By: /s/ CHRISTINE RUSSELL
                                           -------------------------------------
                                           CHRISTINE RUSSELL
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

Date: November 14, 2000

                                  EXHIBIT INDEX

EXHIBIT
  NO.               DESCRIPTION
-------             -----------
 27.1               Financial Data Schedule