Form 10-K
period 2000-12-31
PERSISTENCE SOFTWARE INC
filed 2001-04-02
CIK 1084400

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                       COMMISSION FILE NUMBER: 000-25857

                           PERSISTENCE SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3138935
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $42.5 million as of February 28, 2001 based upon the closing sale price on the Nasdaq National Market reported for such date of $2.97 per share. Shares of Common Stock held by each officer and director and by each person who owns 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 19,921,369 shares of the registrant's Common Stock issued and outstanding as of February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on June 7, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     We own or have rights to trademarks or trade names that we use in conjunction with the sale of our products and services. "Persistence," as well as the logo for "Live Object Cache," are registered trademarks owned by us. We have registrations pending for the use of our logo with "Persistence," as well as "PowerTier," "Dynamai," and "The Engine for E-Commerce" are also trademarks of ours. This annual report on Form 10-K also makes reference to trademarks and trade names of other companies that belong to them.

                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

     Persistence is a leading provider of transactional application servers and dynamic Web content acceleration servers -- software that processes transactions between users and back-end computer systems in electronic commerce systems. By caching data, or moving information stored in back-end computer systems closer to users, our software dramatically reduces network traffic, resulting in both better network performance and faster transaction processing. In addition, PowerTier application servers implement Sun Microsystems' full Java 2 Platform, Enterprise Edition (J2EE, formerly known as Enterprise Java Beans or EJB) standard to enable businesses to deploy sophisticated Java applications, which readily scale, or accommodate rapidly increasing numbers of users. Our PowerTier family of transactional application servers offers the speed, scalability and reliability to enable the next generation of sophisticated, high-volume electronic commerce applications. Our Dynamai Web content accelerator improves the speed and scalability of electronic commerce Web sites that rely heavily on dynamically generated content using technologies such as Java Server Pages and Active Server Pages. Our major customers include AT&T, Boeing, Cisco, FedEx, Fujitsu, Instinet, Intershop, iPIX, Lucent, Morgan Stanley Dean Witter, Motorola, Network Commerce, Nokia, Salomon Smith Barney and Wells Fargo.

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

     While these problems have been well-publicized in the business-to-consumer market, we believe that business-to-business interactions face even more pronounced problems due to the added complexity of managing transactions between multiple companies. In addition, we expect the growth of the business-to-business electronic commerce market to outpace the growth of the business-to-consumer market.

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

PERSISTENCE SOLUTION

     Our PowerTier and Dynamai family of products consists of transactional application servers that are specifically designed to enable high volume, high performance electronic commerce applications. Our products, PowerTier for EJB, PowerTier for C++ and Dynamai, address the scalability, availability and adaptability demands that typically occur when delivering business solutions over the Internet. Our products offer the following key benefits:

     Real-Time Response for Thousands of Concurrent Users. Our PowerTier and Dynamai products were designed specifically to accommodate high volume transaction processing and the data integrity requirements of distributed applications. Both PowerTier and Dynamai utilize caching technology. Caching is a process in which data is pulled out of back-end systems and into the server cache, which allows the data to be shared and manipulated by multiple users. Replication between PowerTier server caches using the PowerSync feature allows a cluster of PowerTier servers to provide highly scalable performance as the number of users increases. Dynamai is designed to use a similar clustering scheme to enable successful cooperation among multiple caches. This architecture helps reduce the work load on back-end systems and accelerates application performance. The effect of this architecture is to minimize unnecessary network traffic and thereby enable high performance and reliability even with significant transaction volumes. We believe that both our PowerTierand Dynamai products offer superior performance and scalability to support the deployment of large-scale electronic commerce applications.

     Dramatic Reductions In Time-to-Market for Electronic Commerce
Applications. Our PowerTier platform decreases time to market and development cycles for sophisticated electronic commerce applications due to our proprietary and patented object-to-relational mapping technology. This technology enables the automatic generation of software code, which minimizes basic, low-level programming tasks, such as security and database access. The PowerTier platform accelerates development by giving developers access to data in a familiar way, as software components, and provides application developers with a framework to rapidly build electronic commerce applications. Similarly, the Dynamai product enhances the performance and scalability of Web-based systems through a relatively simple cache configuration process, which does not require costly re-architecture of existing back-end systems.

     Protects and Leverages Existing Information Technology Investments. The PowerTier platform enables developers to build new electronic commerce applications while simultaneously integrating existing back-end systems. PowerTier's flexible architecture integrates with disparate database servers, web servers and multiple clients, while supporting multiple programming languages and computing platforms. PowerTier provides enhanced flexibility and interoperability to link existing enterprise applications and systems, allowing businesses to leverage their investments in information technology and extend them over the Internet. Similarly, the Dynamai product is designed to provide its benefits with minimal disruption of existing information technology investments.

     Leadership in Emerging Standards. Customers are increasingly seeking open, standards-based technology solutions that enable them to develop and implement new applications rapidly. Our PowerTier for EJB products provide application server solutions that support the J2EE specification to enable businesses to deploy high performance, scalable Java applications for the enterprise. We worked with the Sun Microsystems consortium to define an industry-wide component standard to be used when building enterprise applications with the Java language. It is this standard upon which our PowerTier platform is built, and we believe that this emerging platform has the potential to dramatically simplify the development of distributed, multi-tier electronic commerce applications. Sun introduced the Java 2 Platform, Enterprise Edition (J2EE) in 1999, which is a suite of enterprise Java technology specifications. Persistence became one of Sun's first J2EE licensees, and we intend to continue to be a leading adopter and contributor to these technologies as they evolve.

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

PERSISTENCE STRATEGY

     Our objective is to become a leading provider of transactional application server software and dynamic Web content acceleration products that comprise the Internet software infrastructure for high volume, high performance electronic commerce applications. To achieve this goal, we intend to:

     Increase Partnerships With OEM and Reseller Partners. We intend to continue to develop and expand relationships with OEM and reseller partners. We believe these third parties can effectively market our products, particularly Dynamai, through their existing relationships with our target market customers. We believe that these relationships will provide additional marketing and sales channels for our products and facilitate the successful deployment of customer applications. We are currently working with multiple OEM and reseller partners, including Intel, with whom we announced a reseller agreement in February 2001.

     Capture Market Share in the Emerging Business-to-Business Electronic Commerce Market. We intend to become a market leader in providing software infrastructure to enable sophisticated business-to-business electronic commerce applications. To achieve this objective, we will continue to make investments in building our sales and marketing organizations by shifting to a greater focus on our indirect sales channels. We continue to launch a variety of sales and marketing programs designed to capture market share. We will continue to collaborate with our innovative and advanced customers to develop and deliver product features that address their needs. We believe that this collaboration focuses our overall product development effort and speeds our time-to-market.

     Extend Technology Leadership Position in Standards-Based Platforms for Next Generation Electronic Commerce. We intend to extend our technology leadership in the transactional application server and dynamic Web content acceleration markets by enhancing our underlying technology to offer real-time scalability, high availability and rapid adaptability for the next generation of electronic commerce applications. To achieve this objective, we will continue to make investments in our research and development organization. In addition, we intend to be a leader in the definition and adoption of emerging technology standards, such as J2EE, which we believe have the potential to dramatically simplify the development of distributed, multi-tier applications. We have been a pioneer in the areas of caching and object-relational mapping, and hold several patents on core technologies. We intend to continue to innovate and create new enabling technologies for electronic commerce.

     Expand Product Platform to Offer Complementary Solutions. In addition to extending our technology leadership, we intend to broaden and enhance our product platform to incorporate complementary solutions for developing and deploying sophisticated electronic commerce applications. We will continue to make investments in our research and development organization for many of these product initiatives. We will also consider, from time to time, bolstering these internal efforts with strategic acquisitions. For example, we have recently licensed real-time client notification technology, which provides the client notification infrastructure through updates of server-side information resources that are processed and routed to clients of the PowerTier for EJB application server. The addition of these complementary technologies will enable us to offer a more complete platform for our customers.

     Leverage Installed Customer Base. We believe that there are significant opportunities to expand the use of our products throughout our current customer base. Although most organizations initially deploy our products on a departmental or pilot basis, we believe that initial customer success with these deployments may lead to significant opportunities for enterprise-wide adoption. Further, we believe that most companies, including our customers, are just beginning to fully capitalize on the opportunities created by the Web. As these companies increasingly migrate their core business processes to the Web, we believe they will need additional licenses of our software to support and enable their new electronic commerce applications.

     Strengthen International Presence. We believe there are significant international opportunities for our products and services, in particular, in Europe and Asia. Currently, we have established direct sales operations in the United Kingdom, Germany, Hong Kong and Shanghai. In addition to our direct sales operations, we also distribute our products throughout Europe and Asia with distributors and systems integrators. We intend to extend these international third-party distributor and systems integrator relationships.

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

       PRODUCT                          FEATURES                                     BENEFITS
       -------                          --------                                     --------
POWERTIER FOR EJB       Shared transactional object cache          Enables real-time scalability by reducing
                                                                   database traffic
                        Application server cache Synchronization   Allows cooperative processing across
                                                                   organizational boundaries
                        Application server failover                Delivers high availability by replicating
                                                                   information across clusters of application
                                                                   server caches
                        PowerPage                                  Enhances developer productivity
                        Integrated end-to-end systems, including:  Delivers out of box productivity and an
                        - Servlets                                 end-to-end development and deployment
                        - Web server                               platform
                        - XML server
                        - EJB server
                        EJB 1.1-compliant security encryption      Simplifies developer inclusion of encryption
                        Support for J2EE standard                  Protects customers' IT investments as a
                                                                   result of open solution

POWERTIER FOR C++       Shared transactional object cache          Enables real-time scalability by reducing
                                                                   database traffic
                        Application server cache Synchronization   Allows cooperative processing across
                                                                   organizational boundaries
                        Application server failover                Delivers high availability by replicating
                                                                   information across clusters of application
                                                                   server caches
                        Support for CORBA standard                 Protects customers' IT investments as a
                                                                   result of open solution

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

     The EJB standard specifies container-managed persistent objects, which automate the mapping between EJB components and relational database tables. This feature allows programmers to build complex applications quickly by making relational data look like software components, which can be easily manipulated. We worked with the Sun Microsystems consortium to help define the initial EJB standard, and we continue to contribute to new versions of the EJB standard. Our PowerTier for EJB platform now runs on the Windows NT and multiple varieties of the Unix operating systems.

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

     PowerTier 6 also:

     - Is designed to be security compliant with Sun's EJB 1.1 specification, providing integrated and comprehensive authorization, authentication and encryption capability for new applications

     - Includes an enterprise class Servlet Engine tightly integrated with PowerTier 6, with support for Java servlets and JSPs. The Servlet Engine is designed to be scalable and fault tolerant.

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

  Dynamai

     Our Dynamai Web content accelerator improves the speed and scalability of electronic commerce Web sites that rely heavily on dynamically generated content using technologies such as Java Server Pages and Active Server Pages. The Dynamai product was released in 2000. The following table describes the major features and benefits of Dynamai.

    PRODUCT                       FEATURES                                BENEFITS
    -------                       --------                                --------
Dynamai             Dynamic Web object cache                Enables real-time scalability by
                                                            reducing application server and
                                                            database workload
                    Event-based content invalidation        Supports maintenance of "fresh'
                                                            information in cache
                    Automatic cache clustering              Delivers high availability by
                                                            replicating information across
                                                            clusters of application server
                                                            caches
                    On-the-fly content adaptation           Allows caching of personalized
                                                            content

     We believe that research and product development will be a key to our success as a leader in the transactional application server and dynamic Web content acceleration markets. Our research and development expenditures totaled $8.1 million for 2000, $6.4 million for 1999, and $4.2 million for 1998.

CUSTOMERS

     Our software products are licensed to customers worldwide for use in a wide range of electronic commerce applications, including real-time electronic trading, supply chain management, internet network management, application outsourcing and customer relationship management. The following table lists a representative selection of customers who have purchased our products.

E-COMMERCE/INTERNET                                FINANCIAL SERVICES/EXCHANGES
budget.com                                         Capital Group
Cisco Systems*                                     Capital One Financial
Computer Science Corp.                             CNP Assurances*
DiCarta                                            Credit Suisse First Boston*
Fujitsu*                                           Cyberslotz
Globe ID Software                                  Instinet*
Imind*                                             JP Morgan
Internet Pro                                       Kinetech Services
Intershop*                                         Morgan Stanley Dean Witter*
Mercata                                            Nike Securities
NBC Internet                                       Norwest*
Netscape                                           Wofex
Network Appliance                                  Solomon Smith Barney*
Nexus Limited Corp*                                Zurich Arippina Gruppe
Object Space
Open Environment                                   TRANSPORTATION & LOGISTICS
Persistence E Solutions                            Air Canada
Pipeline Software                                  Air France
Rightworks*                                        Executive Jet
ShopNow.com*                                       FedEx*
Smallworld.com                                     Hekimian Laboratories
Systemax                                           Sabre Group Holdings (American Airlines)
Systemhaus der ABC PrivateKunde                    Transquest Information (Delta Airlines)*
TurstTheDJ.com                                     WorldRes.com
Uyisys
4T Solutions                                       MANUFACTURING & DISTRIBUTION
                                                   Asea Brown Boveri Power T&D
COMMUNICATIONS                                     Boeing
AT&T                                               Enron
Bell Atlantic                                      IBM*
BellCore*                                          Nippon Steel*
BellSouth                                          Non-Stop Solutions
Bull Ingenerie (France Telecom)                    Perkin-Elmer*
CellularOne Group                                  Raytheon
Cross Keys Systems                                 SuperValu*
CSC Holdings (Cablevision)*                        Titan Systems
Lucent Technologies*                               Xerox
Motorola*
Nextel                                             OTHER
Nokia*                                             Caldwell-Spartin
Qualcomm                                           Convergy Information*
Scientific-Atlanta                                 Fermi National Accelerator Laboratory
Sequel Systems                                     National Aeronautics and Space
Sprint                                             Administration
Telstra (Australia)

---------------

* Denotes customers who have ordered at least $500,000 in products.

     In 2000, sales of products and services to Salomon Smith Barney accounted for 16% of our total revenues. In 1999, sales of products and services to Cisco accounted for 13% of our total revenues. In 1998, sales of software licenses to Cisco accounted for 14% of total revenues, and sales of software licenses to Instinet accounted for 17% of total revenues.

     The following case studies illustrate how selected customers have used our products to address their electronic commerce and core business application needs. These case studies are based on information supplied by these customers, however we believe the information is accurate in all material respects. Reuters, the parent of Instinet, and Cisco are both stockholders in our company.

  Real-Time Electronic Trading Network

     Instinet Corporation. Instinet is the world's largest electronic agency broker in equity securities. Historically, trading in fixed income securities occurred almost exclusively over the telephone. Instinet revolutionized this telephone-based fixed income trading with a global electronic broker trading service for fixed income dealers that can accommodate up to 1,000 transactions per second. It has designed a system that was just brought live in the U.S., which is expected to use hundreds of replicated PowerTier application servers operating in concert when fully deployed to meet the performance and scalability requirements of its electronic fixed income broker service. In 1998, sales of software licenses to Instinet accounted for 17% of total revenues.

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

  Internet Service Provider Network Management

     Cisco Systems, Inc. A worldwide leader in networking for the Internet, Cisco Systems is committed to delivering hardware and software solutions that enable Service Providers to meet the rapid growth of the Internet. The Cisco Service Management System, or CSM, gives Service Providers sophisticated tools to automate time-consuming network management tasks. For this system, Cisco required a highly scalable, standards-based application server platform for deploying network management applications for managed business services such as virtual private networks, Internet telephony and electronic commerce. To meet these requirements, Cisco chose the PowerTier platform. For the Cisco IP Manager product within the CSM system, PowerTier application server caching enables real-time simulation of network configuration changes, preventing costly network outages. The PowerTier development environment also enables Cisco to create a common component framework that can be reused to reduce development time for future CSM network services. In 1999, sales of products and services to Cisco accounted for 13% of our total revenues, and in 1998, sales of software licenses to Cisco accounted for 14% of total revenues.

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

  Dynamic Visual Content Delivery over the Internet

     Internet Pictures Corporation. IPIX is a leader in delivering dynamic visual content for the Internet. Its technology is used by several of the Internet's most popular brands, such as eBay, Yahoo! and Realtor.com. iPIX's Virtual Tours for real estate are the daily destination for hundreds of thousands of real estate buyers and sellers worldwide. These tours allow potential buyers to view immersive 360-degree tours of properties at their leisure. IPIX chose Dynamai to speed up the performance of its back-end servers, handle traffic spikes gracefully and reduce the cost of building out its infrastructure to support a growing customer base. They were able to put Dynamai into production in a matter of days, achieving a 35x improvement in site scalability with almost no changes to their existing infrastructure.

SALES AND MARKETING

     We sell our products through both a direct sales force and third party distributors. As of December 31, 2000, we had 68 people in our sales and marketing organization, of which 41 were in the United States, 18 were in European offices, and 9 were in our Asian offices. To support the complex enterprise nature of our sales, our direct sales force is organized into two-member teams of one sales representative and one sales engineer. We intend to increase the size of our sales force focused on indirect distribution channels.

     Our sales cycle is relatively long, generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a limited pilot program to establish technical fit.

     We have engaged in, and may engage in a variety of targeted marketing activities, including focused advertising, public relations, seminars, trade shows and customer-oriented web site management. We have also made substantial marketing investments in education and training for the EJB and C++ markets. We hold periodic seminars in order to train developers in the EJB community. Our web site allows developers to download a demonstration version of our products.

     We intend to continue to develop and expand relationships with OEM and reseller partners. We believe these third parties can effectively market our products, particularly Dynamai, through their existing relationships with our target market customers. We believe that these relationships will provide additional marketing and sales channels for our products and facilitate the successful deployment of customer applications. We are currently working with multiple OEM and reseller partners, including Intel, with whom we announced a reseller agreement in February 2001.

     In international markets, we plan to expand our sales through indirect channels, such as distributors and original equipment manufacturers. As of December 31, 2000, we were represented by seven international distributors, who sell our products in Europe, Asia and Latin America.

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

     - ease and speed of implementation;

     - quality of support and service;

     - security;

     - company reputation; and

     - price.

     Our competitors for both PowerTier and Dynamai include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Secant Technologies, IBM (WebSphere), Oracle (OAS) and Sun Microsystems (iPlanet). Many customers may not be willing to purchase our PowerTier or Dynamai products because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have pre-existing customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. In addition, some competitors offer products that are less complex than our PowerTier products and require less customization to implement with potential customers' existing systems. Thus, potential customers engaged in simpler business-to-business e-commerce transactions may prefer these "plug-and-play" products to our more complex offerings. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus indirect competitors. Further, dozens of companies have announced their intention to support EJB/J2EE and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. See also "Risk Factors -- Because we compete with Sun Microsystems, who controls the EJB/J2EE standard, we face the risk that they may develop this standard to favor their own products" and "-- Microsoft has established a competing application server standard, which could diminish the market potential for our products if it gains widespread acceptance."

     In addition, in the PowerTier for C++ market, many potential customers build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments.

     In the Dynamai market, similar dynamic Web content acceleration technology is available from a variety of sources, including but not limited to internal development, application server vendors such as Oracle, electronic commerce software vendors such as Intershop and ATG, content delivery networks such as Akamai and epicRealm, and emerging software and hardware appliance vendors such as Chutney and Cachier, who are directly targeting Dynamai's market.

INTELLECTUAL PROPERTY RIGHTS

     Our performance may depend on our ability to protect our proprietary rights to the technologies used in our principal products. If we are not adequately protected, our competitors can use the intellectual property that we have developed to enhance their products and services, which would harm our business. We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection. As of February 28, 2001, we had five issued United States patents and two pending United States patent applications with allowable subject matter. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate. Finally, our competitors may independently develop similar technologies.

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

EMPLOYEES

     As of December 31, 2000, we had 152 full-time employees, including 68 in sales and marketing, 51 in research and development, 12 in professional services and 21 in general and administrative functions. Our relationships with our employees are generally good. From time to time, we also employ independent contractors to support our sales and marketing, research and development, professional services and administrative organizations.

EXECUTIVE OFFICERS

     The following table sets forth specific information regarding our executive officers as of February 28, 2001:

          NAME            AGE                            POSITION
          ----            ---                            --------
Christopher T. Keene....  40    Chairman of the Board of Directors and Chief Executive
                                Officer
James H. Barton.........  37    Vice President of Strategic Technology and Chief Technology
                                Officer
Derek Henninger.........  38    Vice President of Engineering
Mark Palmer.............  51    Senior Vice President of Worldwide Field Operations
Christine Russell.......  51    Chief Financial Officer and Secretary

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

     James H. Barton has served as Vice President of Strategic Technology and Chief Technology Officer since February 2000, as Director of Strategic Technology from November 1999 to February 2000, and as Senior Field Engineer from October 1997, when he joined Persistence, to November 1999. From June 1996 to October 1997, Mr. Barton was Director of Internet Products and Services for Applied Reasoning Systems, an information technology company. From July 1994 to June 1996, he was a Senior Systems Engineer with ParcPlace Systems, a pioneering company in distributed object technology. Previously, he held field engineering positions at information technology companies Object Design, Rational Software, and IBM. Mr. Barton holds a B.S. degree in Electrical Engineering from Tennessee Technological University, an M.S. degree in Computer Engineering from Carnegie Mellon University, and an M.B.A. degree from the University of Maryland.

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

     Mark Palmer joined Persistence in June 2000 as Senior Vice President of Worldwide Field Operations. He leads the company's global sales organization. From April 1999 through June 2000 Mr. Palmer was on a personal sabbatical. From May 1994 to April 1999, Mr. Palmer has served as President and Chief Executive Officer of TriMark Technologies, a company that designed insurance industry software. Earlier in his career, Mr. Palmer managed sales operations at Sun Microsystems, a leading hardware and software company, where he helped reengineer an alternate distribution channel. Mr. Palmer held senior level sales and executive management positions in various software companies including Inforex and Data General Corporation.

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

ITEM 2. PROPERTIES.

     We are headquartered in San Mateo, California, where we lease approximately 22,000 square feet of office space under a lease expiring on June 30, 2002. We have an engineering staff facility in San Diego, where we lease approximately 6,000 square feet of office space under a lease expiring on August 31, 2004. We also maintain sales offices in various U.S. states, the United Kingdom, Germany, Hong Kong and Shanghai. We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

     We are not currently subject to any material legal proceedings. We may, however, from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

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

                                                              HIGH      LOW
                                                             ------    ------
For The Year Ended December 31, 1999:
  Second Quarter from June 24, 1999........................  $13.81    $11.00
  Third Quarter............................................  $28.88    $12.63
  Fourth Quarter...........................................  $26.06    $ 8.25
For The Year Ended December 31, 2000:
  First Quarter............................................  $23.63    $15.81
  Second Quarter...........................................  $21.38    $10.13
  Third Quarter............................................  $20.75    $ 9.91
  Fourth Quarter...........................................  $12.00    $ 3.38

     We had 177 stockholders of record as of February 28, 2001, including several holders who are nominees for an undetermined number of beneficial owners.

     DIVIDEND POLICY. We have never paid dividends on our common stock or preferred stock. We currently intend to retain any future earnings to fund the development of our business. Therefore, we do not currently anticipate declaring or paying dividends in the foreseeable future. In addition, our line of credit agreement prohibits us from paying dividends.

     USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. Our registration statement on Form S-1, SEC File No. 333-76867, for our initial public offering of common stock became effective on June 24, 1999. We registered and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a per share price of $11.00. Our underwriters were BancBoston Robertson Stephens, U.S. Bancorp Piper Jaffray, and Soundview Technology Group. Offering proceeds, net of aggregate underwriting commissions and discounts of $2.7 million and other offering transaction expenses of $1.1 million, were $34.1 million. None of the underwriting commissions and discounts or other offering transaction expenses were direct or indirect payments to our directors, officers, or holders of 10% or more of our stock. From June 24, 1999 through December 31, 2000, we have used the net offering proceeds as follows:

Working capital expenditures................................  $12.6 million
Acquiring property and equipment............................    2.2 million
Acquiring technologies......................................    2.9 million
                                                              -------------
                                                               17.7 million
Investing in short-term, investment grade, interest-bearing
  securities................................................   16.4 million
                                                              -------------
                                                              $34.1 million
                                                              =============

     Each of the above amounts represents our best estimate of our use of the net proceeds. None of the net offering proceeds were paid directly or indirectly to our directors, officers, or holders of 10% or more of our stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998, and the consolidated balance sheet data at December 31, 2000, and 1999, are derived from audited consolidated financial statements included elsewhere in this report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997 and 1996, and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this report on Form 10-K.

                                                               YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                      2000      1999      1998      1997     1996
                                                     -------   -------   -------   ------   ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  License..........................................  $17,684   $10,890   $ 7,478   $3,546   $2,603
  Service..........................................    7,593     3,553     2,682    1,867    1,171
                                                     -------   -------   -------   ------   ------
          Total revenues...........................  $25,277   $14,443   $10,160   $5,413   $3,774
Loss from operations...............................  (17,857)  (12,165)   (4,090)  (4,686)  (3,345)
Net loss...........................................  (16,726)  (11,306)   (4,089)  (4,674)  (3,311)
                                                     =======   =======   =======   ======   ======
Basic and diluted net loss per share(1)............  $ (0.87)  $ (0.86)  $ (0.59)  $(0.73)  $(0.54)
                                                     =======   =======   =======   ======   ======
Shares used in basic and diluted net loss per share
  calculation......................................   19,330    13,091     6,879    6,366    6,135
                                                     =======   =======   =======   ======   ======
Pro forma basic and diluted net loss per
  share(2).........................................            $ (0.68)  $ (0.31)
                                                               =======   =======
Shares used in pro forma basic and diluted net loss
  per share calculation............................             16,674    13,183
                                                               =======   =======

                                                                   AS OF DECEMBER 31,
                                                      --------------------------------------------
                                                       2000      1999      1998     1997     1996
                                                      -------   -------   ------   ------   ------
                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...  $19,490   $29,652   $4,938   $2,610   $4,535
Working capital.....................................   17,289    29,582    3,384    1,604    4,437
Total assets........................................   33,641    39,092    7,064    5,447    6,478
Long-term obligations...............................      932       354      714      419      528
Total stockholders' equity..........................   22,556    32,018    3,422    2,057    4,697

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 2000 and 1999 and for each of the years ended December 31, 2000, 1999 and 1998, included elsewhere in this annual report on Form 10-K. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes, "plans," "expects," "future," "intends," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this annual report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

     Persistence is a leading provider of transactional application servers and dynamic Web content acceleration servers -- software that processes transactions between users and back-end computer systems in electronic commerce systems. We were incorporated and began operations in 1991. Our first products incorporated patented object-to-relational mapping and caching technologies, which have since become the foundation for our PowerTier product family. From 1992 to 1996, we introduced a variety of enhancements to these products, including a patented data transformation technology for mapping objects to database tables, and caching capabilities.

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

     Our revenues, which consist of software license revenues and service revenues, totaled $25.3 million in 2000, $14.4 million in 1999, and $10.2 million in 1998. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We expect that, as a percentage of total revenues, sales of PowerTier for EJB transaction servers will increase and sales of PowerTier for C++ will decrease in the future.

     We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, Germany, Hong Kong and Shanghai. Revenues from licenses and services to customers outside the United States were $7.2 million in 2000, $4.1 million in 1999 and $2.9 million in 1998 which represented approximately 28% of total revenues in each of these years. Our future success will depend, in part, on our successful development of international markets for our products.

     Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. Sales of products to our top five customers accounted for 40% of total revenues in 2000, 35% of total revenues in 1999, and 55% of total revenues in 1998. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

     To date, we have sold our products primarily through our direct sales force, and we will need to continue to hire sales people, in particular those with expertise in channel sales, in order to meet our sales goals. In addition, our ability to achieve significant revenue growth will depend in large part on our success in establishing and leveraging relationships with OEM partners and other resellers.

     We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-4 and 98-9. Future implementation guidance relating to these standards or any future standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provided guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 outlines basic criteria that must be met to recognized revenue and provides guidance for disclosure related to revenue recognition policies. The Company was required to implement SAB No. 101 in the fourth quarter of the year ended December 31, 2000. The provisions of SAB No. 101 did not have a material impact on the Company's consolidated financial position or results of operations.

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

     Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our employees increased from 127 as of December 31, 1999 to 152 as of December 31, 2000, representing an increase of 20%. We have incurred net losses in each quarter since 1996 and, as of December 31, 2000, had an accumulated deficit of $40.8 million. We are currently targeting that sales and marketing expenses, research and development expenses, and general and administrative expenses, will remain relatively flat during 2001. We expect to incur net losses during 2001, and potentially thereafter.

     We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may not achieve or maintain profitability in the future. Our success depends significantly upon broad market acceptance of our PowerTier for EJB application server. Because Sun Microsystems controls the EJB standard, we need to maintain a good working relationship with them to develop future versions of PowerTier for EJB, as well as additional products using the EJB standard. Our performance will also depend on the level of capital spending in our target market of customers and on the growth and widespread adoption of the market for business-to-business electronic commerce over the Internet.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

  Revenues

     Our revenues were $25.3 million for 2000 and $14.4 million for 1999 representing an increase of 75%. International revenues were $7.2 million for 2000 and $4.1 million for 1999, representing an increase of 76%. For 2000, sales to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. For 1999, sales of products and services to Cisco (a stockholder) accounted for 13% of our total revenues, and sales of products and services to our top five customers accounted for 35% of total revenues.

     License Revenues. License revenues were $17.7 million for 2000 and $10.9 million for 1999, representing an increase of 62%. License revenues represented 70% of total revenues for 2000 and 75% of total revenues for 1999. The increase in software license revenues was primarily due to an increase in sales of our PowerTier for EJB application server and the increased size and productivity of our sales team.

     Service Revenues. Our service revenues were $7.6 million for 2000 and $3.6 million for 1999, representing an increase of 114%. The increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform and a doubling of our professional services fees. Service revenues represented 30% of total revenues for 2000 and 25% of total revenues for 1999.

  Cost of Revenues

     Cost of License Revenues. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $304,000 for 2000 and $170,000 for 1999. As a percentage of license revenues, cost of license revenues remained flat at 2% for each of 2000 and 1999.

     Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $3.6 million for 2000 and $2.6 million for 1999, representing an increase of 36%. This increase was primarily due to: increased staffing of $106,000; increased travel expenses of $436,000; increased occupancy costs of $250,000; and increased prospect seminars of $217,000. As a percentage of service revenues, cost of service revenues were 47% for 2000 and 74% for 1999. This decrease was due to our support staff's ability to support an increased installed base without as substantial an increase in headcount, and greater utilization of our professional services staff. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $22.8 million for 2000 and $14.1 million for 1999, representing an increase of 62%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included: an increase of $1.6 million to compensate, recruit and hire sales people and sales engineers; an increase in sales commissions of $2.4 million; an increase in advertising and promotional events of $1.7 million; an increase travel expenses of $1.1 million; and additional sales office and occupancy costs of $1.7 million. Sales and marketing expenses represented 90% of total revenues for 2000 and 97% of total revenues for 1999. We presently are targeting that 2001 sales and marketing expense levels will remain relatively flat as compared with 2000 expense levels.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $8.1 million for 2000 and $6.4 million for 1999, representing an increase of 28%. This increase was primarily related to: an increase in employee software developers and related personnel for product development of $1.1 million, and increased occupancy costs of $771,000. Research and development expenses for 1999 also include a one-time $303,000 compensation charge associated with the issuance of common stock to an investor at a price which was less than the deemed fair value for accounting purposes. Research and development expenses represented 32% of total revenues for 2000 and 44% of total revenues for 1999. We presently are targeting that 2001 research and development expense levels will remain relatively flat as compared with 2000 expense levels.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $5.4 million for 2000 and $2.8 million for 1999, representing an increase of 93%. This increase was primarily the result of: the hiring of additional finance and administrative personnel of $1.2 million, additional professional services of $1.3 million, including corporate and patent prosecution legal costs; increased depreciation of $696,000; and an increase in bad debt reserves of $448,000 due to increasing sales levels. This increase was primarily offset by a decrease in occupancy costs of $1.2 million. General and administrative expenses represented 21% of total revenues for 2000 and 20% of total revenues for 1999. We presently are targeting that 2001 general and administrative expense levels will remain relatively flat as compared with 2000 expense levels.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles was $2.9 million for 2000 and $576,000 for 1999. The increase in amortization was due to the increased level of purchased intangibles, primarily resulting from our acquisition of additional purchased technology during 2000.

     Interest and Other Income (Expense). Interest and other income (expense) consists primarily of earnings on our cash, cash equivalents and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings, and, in 2000, various miscellaneous state and foreign taxes, and other expenses. Interest and other income (expense) was $1.1 million for 2000 and $859,000 for 1999, representing an increase of 32%. We expect that interest and other income (expense) will decrease as we continue to use our net proceeds from our initial public offering.

     Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 2000, 1999, 1998 and 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of December 31, 2000 was $592,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $416,000 in 2000 and $971,000 in 1999. We expect to record amortization expense related to these securities of approximately $332,000 in 2001.

     Provision for Income Taxes. Since inception, we have incurred net operating losses for federal and state tax purposes and have not recognized any tax provision or benefit.

     As of December 31, 2000, we had $34.0 million of federal and $7.8 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards expire through 2020, while the state net operating loss carryforwards expire through 2005. The net operating loss carryforwards for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of state net operating loss carryforwards can be utilized to offset future state taxable income. The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in situations where changes occur in the stock ownership of a company. If we should be acquired or otherwise have an ownership change, as defined in the Tax Reform Act of 1986, our utilization of these carryforwards could be restricted.

     As of December 31, 2000, the Company also had research and development tax credit carryforwards of $980,000 and $766,000 available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2015, while the state credit carryforward has no expiration.

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

YEARS ENDED DECEMBER 31, 1999 AND 1998

  REVENUES

     Our revenues were $14.4 million for 1999 and $10.2 million for 1998, representing an increase of 42%. International revenues were $4.1 million for 1999 and $2.9 million for 1998, representing an increase of 41%. In 1999, sales of products to Cisco (a stockholder) accounted for 13% of total revenues, and sales of products to our top five customers represented 35% of total revenues. In 1998, sales of software licenses to Cisco accounted for 14% of total revenues, and sales of software licenses to Instinet accounted for 17% of total revenues. Sales of products to our top five customers represented 55% of total revenues in 1998.

     License Revenues. License revenues were $10.9 million for 1999 and $7.5 million for 1998, representing an increase of 46%. License revenues represented 75% of total revenues for the 1999 and 74% of total revenues for 1998. The increase in software license revenues was primarily due to sales of our then new PowerTier for EJB application server and the increased size and productivity of our sales team.

     Service Revenues. Our service revenues were $3.6 million for 1999 and $2.7 million for 1998, representing an increase of 32%. The increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our PowerTier platform. Service revenues represented 25% of total revenues for 1999 and 26% of total revenues 1998.

COST OF REVENUES

     Cost of License Revenues. Our cost of license revenues was $170,000 for 1999 and $239,000 for 1998. As a percentage of license revenues, cost of license revenues were 2% for 1999 and 3% for 1998. This decrease was primarily attributable to lower packaging and document distribution costs as a result of a change to electronic distribution of these materials.

     Cost of Service Revenues. Our cost of service revenues was $2.6 million for 1999 and $1.4 million for 1998, representing an increase of 92%. This increase was primarily due to increased staffing in our support organization to support a greater installed base of customers. As a percentage of service revenues, cost of service revenues were 74% for 1999 and 51% for 1998.

OPERATING EXPENSES

     Sales and Marketing. Our sales and marketing expenses were $14.1 million for 1999 and $7.2 million for 1998, representing an increase of 96%. This increase was primarily due to: our investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales people and sales engineers and their compensation of $3.4 million; increased advertising and marketing costs of $1.2 million; additional sales office costs of $1.0 million; and increased travel and entertainment costs of $889,000. Sales and marketing expenses represented 97% of total revenues for 1999 and 71% of total revenues for 1998.

     Research and Development. Our research and development expenses were $6.4 million for 1999 and $4.2 million for 1998, representing an increase of 50%. This increase was primarily related to: an increase in employee and consultant software developers and related personnel for product development of $1.8 million; and an increase in occupancy costs of $324,000. Research and development expenses for 1999 also include a one-time $303,000 compensation charge associated with the issuance of common stock to an investor at a price which was less than the deemed fair value for accounting purposes. Research and development expenses represented 44% of total revenues for 1999 and 42% of total revenues for 1998.

     General and Administrative. Our general and administrative expenses were $2.8 million for 1999 and $1.2 million for 1998, representing an increase of 128%. This increase was primarily the result of: the hiring of additional finance and administrative personnel of $1.0 million, insurance costs and other costs associated with being a public company of $215,000; and bad-debt write-off of $467,000. Those increases were primarily offset by a decrease in occupancy costs of $345,000. General and administrative expenses represented 20% of total revenues for 1999 (16% without the bad-debt write off) and 12% of total revenues for 1998.

     Interest and Other Income (Expense). Interest and other income (expense) was $859,000 for 1999 and $1,000 for 1998. This increase was earned on the net proceeds received from our initial public offering of common stock on June 24, 1999.

     Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 1999, 1998 and 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of December 31, 1999 was $1.2 million, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $971,000 in 1999 and $331,000 in 1998.

     Provision for Income Taxes. Since inception, we have incurred net operating losses for federal and state tax purposes and have not recognized any tax provision or benefit.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited consolidated statement of operations data for each of the twelve quarters in the three-year period ended December 31, 2000, as well as this data expressed as a percentage of our total revenues for the periods indicated. This data has been derived from our unaudited consolidated financial statements, which have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

                                                            QUARTER ENDED
                                 -------------------------------------------------------------------
                                 MAR.31,   JUN.30,   SEP.30,   DEC.31,   MAR.31,   JUN.30,   SEP.30,
                                  1998      1998      1998      1998      1999      1999      1999
                                 -------   -------   -------   -------   -------   -------   -------
                                               (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Revenues:
 License.......................  $1,004    $ 1,447   $2,250    $2,777    $2,116    $ 3,463   $ 1,747
 Service.......................     706        604      643       729       747        784       878
                                 -------   -------   ------    ------    -------   -------   -------
   Total revenues..............   1,710      2,051    2,893     3,506     2,863      4,247     2,625
                                 -------   -------   ------    ------    -------   -------   -------
Cost of revenues:
 License.......................      56         63       93        27        42         56        19
 Service.......................     326        345      334       367       580        695       490
                                 -------   -------   ------    ------    -------   -------   -------
   Total cost of revenues......     382        408      427       394       622        751       509
                                 -------   -------   ------    ------    -------   -------   -------
Gross profit...................   1,328      1,643    2,466     3,112     2,241      3,496     2,116
                                 -------   -------   ------    ------    -------   -------   -------
Operating expenses:
 Sales and marketing...........   1,687      1,449    1,885     2,147     2,015      2,956     4,057
 Research and development......   1,038      1,072    1,032     1,092     1,806      1,305     1,533
 General and administrative....     311        272      290       364       383        538     1,146
 Amortization of purchased
   intangibles.................      --         --       --        --        --         63       188
                                 -------   -------   ------    ------    -------   -------   -------
   Total operating expenses....   3,036      2,793    3,207     3,603     4,204      4,862     6,924
                                 -------   -------   ------    ------    -------   -------   -------
Loss from operations...........  (1,708)    (1,150)    (741)     (491)   (1,963)    (1,366)   (4,808)
Interest income (expense),
 net...........................       4        (20)     (20)       37        48         42       410
                                 -------   -------   ------    ------    -------   -------   -------
Net loss.......................  $(1,704)  $(1,170)  $ (761)   $ (454)   $(1,915)  $(1,324)  $(4,398)
                                 =======   =======   ======    ======    =======   =======   =======
Shares used in calculating
 basic and diluted net loss per
 share.........................   6,733      6,797    6,797     6,591     7,044      7,860    18,449
                                 =======   =======   ======    ======    =======   =======   =======
Basic and diluted net loss per
 share.........................  $(0.25)   $ (0.17)  $(0.11)   $(0.07)   $(0.27)   $ (0.17)  $ (0.24)
                                 =======   =======   ======    ======    =======   =======   =======
AS A PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 License.......................    58.7%      70.6%    77.8%     79.2%     73.9%      81.5%     66.6%
 Service.......................    41.3       29.4     22.2      20.8      26.1       18.5      33.4
                                 -------   -------   ------    ------    -------   -------   -------
   Total revenues..............   100.0      100.0    100.0     100.0     100.0      100.0     100.0
                                 -------   -------   ------    ------    -------   -------   -------
Cost of revenues:
 License.......................     3.3        3.1      3.2       0.8       1.5        1.3       0.7
 Service.......................    19.0       16.8     11.5      10.5      20.3       16.4      18.7
                                 -------   -------   ------    ------    -------   -------   -------
   Total cost of revenues......    22.3       19.9     14.8      11.2      21.7       17.7      19.4
                                 -------   -------   ------    ------    -------   -------   -------
Gross margin...................    77.7       80.1     85.2      88.8      78.3       82.3      80.6
                                 -------   -------   ------    ------    -------   -------   -------
Operating expenses:
 Sales and marketing...........    98.7       70.6     65.2      61.2      70.4       69.6     154.6
 Research and development......    60.7       52.3     35.7      31.1      63.1       30.7      58.4
 General and administrative....    18.2       13.3     10.0      10.4      13.4       12.7      43.7
 Amortization of purchased
   Intangibles.................      --         --       --        --        --        1.5       7.2
                                 -------   -------   ------    ------    -------   -------   -------
   Total operating expenses....   177.5      136.2    110.9     102.8     146.8      114.5     263.8
                                 -------   -------   ------    ------    -------   -------   -------
Loss from operations...........   (99.9)     (56.1)   (25.6)    (14.0)    (68.6)     (32.2)   (183.2)
Interest income (expense),
 net...........................     0.2       (1.0)    (0.7)      1.1       1.7        1.0      15.6
                                 -------   -------   ------    ------    -------   -------   -------
Net loss.......................   (99.6)%    (57.0)%  (26.3)%   (12.9)%   (66.9)%    (31.2)%  (167.5)%
                                 =======   =======   ======    ======    =======   =======   =======

                                                  QUARTER ENDED
                                 -----------------------------------------------
                                 DEC.31,   MAR.31,   JUN.30,   SEP.30,   DEC.31,
                                  1999      2000      2000      2000      2000
                                 -------   -------   -------   -------   -------
                                     (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Revenues:
 License.......................  $ 3,564   $2,881    $ 4,402   $ 5,356   $ 5,045
 Service.......................    1,144    1,329      1,556     1,728     2,980
                                 -------   -------   -------   -------   -------
   Total revenues..............    4,708    4,210      5,958     7,084     8,025
                                 -------   -------   -------   -------   -------
Cost of revenues:
 License.......................       53       50         16       207        31
 Service.......................      868      715        902       857     1,118
                                 -------   -------   -------   -------   -------
   Total cost of revenues......      921      765        918     1,064     1,149
                                 -------   -------   -------   -------   -------
Gross profit...................    3,787    3,445      5,040     6,020     6,876
                                 -------   -------   -------   -------   -------
Operating expenses:
 Sales and marketing...........    5,024    5,998      5,255     5,234     6,268
 Research and development......    1,713    2,013      2,213     2,042     1,859
 General and administrative....      753      867      1,492     1,649     1,423
 Amortization of purchased
   intangibles.................      325      496        771       799       859
                                 -------   -------   -------   -------   -------
   Total operating expenses....    7,815    9,374      9,731     9,724    10,409
                                 -------   -------   -------   -------   -------
Loss from operations...........   (4,028)  (5,929)    (4,691)   (3,704)   (3,533)
Interest income (expense),
 net...........................      358      367        290       299       175
                                 -------   -------   -------   -------   -------
Net loss.......................  $(3,670)  $(5,562)  $(4,401)  $(3,405)  $(3,358)
                                 =======   =======   =======   =======   =======
Shares used in calculating
 basic and diluted net loss per
 share.........................   18,739   18,968     19,148    19,418    19,667
                                 =======   =======   =======   =======   =======
Basic and diluted net loss per
 share.........................  $ (0.20)  $(0.29)   $ (0.23)  $ (0.18)  $ (0.17)
                                 =======   =======   =======   =======   =======
AS A PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 License.......................     75.7%    68.4%      73.9%     75.6%     62.9%
 Service.......................     24.3     31.6       26.1      24.4      37.1
                                 -------   -------   -------   -------   -------
   Total revenues..............    100.0    100.0      100.0     100.0     100.0
                                 -------   -------   -------   -------   -------
Cost of revenues:
 License.......................      1.1      1.2        0.3       2.9       0.4
 Service.......................     18.4     17.0       15.1      12.1      13.9
                                 -------   -------   -------   -------   -------
   Total cost of revenues......     19.6     18.2       15.4      15.0      14.3
                                 -------   -------   -------   -------   -------
Gross margin...................     80.4     81.8       84.6      85.0      85.7
                                 -------   -------   -------   -------   -------
Operating expenses:
 Sales and marketing...........    106.7    142.5       88.2      73.9      78.1
 Research and development......     38.0     47.8       37.1      28.8      23.2
 General and administrative....     16.0     20.6       25.0      23.3      17.7
 Amortization of purchased
   Intangibles.................      5.2     11.8       12.9      11.3      10.7
                                 -------   -------   -------   -------   -------
   Total operating expenses....    166.0    222.7      163.3     137.3     129.7
                                 -------   -------   -------   -------   -------
Loss from operations...........    (85.6)  (140.8)     (78.7)    (52.3)    (44.0)
Interest income (expense),
 net...........................      7.6      8.7        4.9       4.2       2.2
                                 -------   -------   -------   -------   -------
Net loss.......................    (78.0)% (132.4)%    (73.9)%   (48.1)%   (41.8)%
                                 =======   =======   =======   =======   =======

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

     - demand for and market acceptance of our PowerTier products and other products we introduce, including Dynamai;

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We have also financed our business through a loan in the principal amount of $800,000, borrowings of $533,000 under an equipment financing facility and capitalized leases. As of December 31, 2000, we had $19.5 million of cash, cash equivalents and short-term investments and $17.3 million of working capital.

     Net cash used for operating activities was $11.7 million for 2000, $10.9 million for 1999 and $3.0 million in 1998. For each of 2000, 1999, and 1998, cash used for operating activities was attributable primarily to net losses and increases in accounts receivable. Those increases were primarily offset by depreciation and amortization, amortization of deferred stock compensation, accrued liabilities and deferred revenues.

     Net cash used for investing activities was $108,000 for 2000, $10.0 million for 1999, and $436,000 for 1998. For each of the periods, cash used in investing activities reflected investments in property and equipment. For 2000, cash used in investing activities also consisted of purchased intangibles offset by decreases in short-term investments. For 1999, cash used in investing activities also primarily consisted of purchases of short-term investments and purchased intangibles.

     Net cash provided by financing activities was $3.6 million for 2000, $38.2 million for 1999, and $5.7 million for 1998. Cash provided by financing activities during these periods was primarily attributable to proceeds from the issuance of preferred and common stock. For 2000, cash was also provided from borrowings under an equipment financing facility, offset by repayments of loan agreements. For 1998, cash was also provided from borrowings under a term loan of $800,000 and partially offset by repayments of a capital lease obligations.

     We have credit facilities with Comerica Bank. Under those credit facilities, the Company has a $5.0 million revolving line of credit facility available through October 31, 2001, an $800,000 equipment term loan, and a second equipment financing facility for an amount up to $1 million under which drawdowns are available through April 31, 2001. As of December 31, 2000 we had no borrowings outstanding under the revolving line of credit facility. As of December 31, 2000, we had a promissory note in favor of Comerica related to our first equipment term loan, under which $333,000 out of an original $800,000 was outstanding. We are required to make principal payments of $22,222 per month plus interest of 7.75% per annum on the unpaid principal balance, payable in 18 monthly installments. As of December 31, 2000 we had $533,000 outstanding under the second equipment financing facility. Under this facility, all borrowings outstanding on May 1, 2001 will automatically convert to a 30-month term loan having equal monthly payments of principal and interest. Borrowings under the equipment financing facility will bear interest at the bank's base rate plus 0.50%. The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $10 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2 to 1. As of both June 30, 2000 and September 30, 2000, the Company's tangible net worth fell below the minimum tangible net worth ratio then in effect, and the bank waived both of those previous events. As of December 31, 2000, we were in compliance with our debt covenants. Borrowings under the facilities are collateralized by substantially all of the Company's assets

     Although we have no material commitments for capital expenditures, we anticipate an increase, possibly substantial, in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

     We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least 2001. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued accounting statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for us beginning in 2001. We believe the impact of adopting the standard will not be material to our financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provided guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 outlines basic criteria that must be met to recognized revenue and provides guidance for disclosure related to revenue recognition policies. The Company was required to implement SAB No. 101 in the fourth quarter of the year ended December 31, 2000. The provisions of SAB No. 101 did not have a material impact on the Company's consolidated financial position or results of operations.

     In March 2000, the FASB issued FASB interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No 2. 25." FIN 44, effective July 1, 2000, clarifies the application of APB No. 25 for matters including: the definition of an employee for purposes of APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a material impact on the Company's consolidated financial position or results of operations.

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

WE HAVE A LIMITED OPERATING HISTORY IN THE APPLICATION SERVER MARKET.

     Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We thus face the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing software industry. These risks include:

     - the timing and magnitude of capital expenditures by our customers and prospective customers;

     - our substantial dependence for revenue from our PowerTier for C++ product, which was first introduced in 1997 and has achieved only limited market acceptance;

     - our substantial dependence for revenue from our PowerTier for EJB product, which was first introduced in 1998 and has achieved only limited market acceptance;

     - our need to expand our distribution capability through various sales channels, including a direct sales organization, original equipment manufacturers, third party distributors and systems integrators;

     - our unproven ability to anticipate and respond to technological and competitive developments in the rapidly changing market for application servers;

     - our unproven ability to compete in a highly competitive market;

     - uncertainty as to the growth rate in the electronic commerce market and, in particular, the business-to-business electronic commerce market;

     - our need to achieve market acceptance for our new product introductions, including Dynamai;

     - our dependence on Enterprise JavaBeans, commonly known as EJB, becoming a widely accepted standard in the transactional application server market; and

     - our dependence upon key personnel.

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NEVER BECOME OR REMAIN PROFITABLE.

     Our revenues may not continue to grow, and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $16.7 million in 2000, $11.3 million in 1999, $4.1 million in 1998 and $4.7 million in 1997. As of December 31, 2000, we had an accumulated deficit of $40.8 million. While we are currently targeting relatively flat sales and marketing, research and development, and general and administrative expenses for 2001, we will still need to increase our revenues to become profitable. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

     Although we believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our anticipated operating cash needs through at least 2001, we may need to raise additional funds prior to that time. We face several risks in connection with this possible need to raise additional capital:

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

     - the failure to procure needed funding could result in:

       - a dramatic reduction in scope in our planned product development or marketing efforts; or

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

     - demand for and market acceptance of our PowerTier products and other products we introduce;

     - the possible loss of sales people;

     - introduction of new products or services by us or our competitors;

     - annual or quarterly budget cycles of our customers;

     - the level of product and price competition in the application server and web content acceleration server markets;

     - our lengthy sales cycle;

     - our success in expanding our various sales channels, including a direct sales force and indirect distribution channels;

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

OUR SALES CYCLE IS LONG, UNPREDICTABLE AND SUBJECT TO SEASONAL FLUCTUATIONS, SO IT IS DIFFICULT TO FORECAST OUR REVENUES.

     Any delay in sales of our products or services could cause our quarterly revenues and operating results to fluctuate. The typical sales cycle of our products is long and unpredictable and requires both a significant capital investment decision by our customers and our education of potential customers regarding the use and benefits of our products. Our sales cycle is generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a limited pilot program to establish technical fit. Our products typically are purchased as part of a significant enhancement to a customer's information technology system. The implementation of our products involves a significant commitment of resources by prospective customers. Accordingly, a purchase decision for a potential customer typically requires the approval of several senior decision makers. Our sales cycle is affected by the business conditions of each prospective customer, as well as the overall economic climate for internet-related capital expenditures. Due to the relative importance of many of our product sales, a lost or delayed sale could adversely affect our quarterly operating results. Our sales cycle is affected by seasonal fluctuations as a result of our customers' fiscal year budgeting cycles and slow summer purchasing patterns in Europe.

WE DEPEND ON A RELATIVELY SMALL NUMBER OF SIGNIFICANT CUSTOMERS, AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS COULD RESULT IN A DECREASE IN OUR REVENUES.

     Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In 2000, sales of products and services to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. In 1999, sales of products and services to Cisco accounted for 13% of our total revenues, and sales of products and services to our top five customers accounted for 35% of total revenues. In 1998, sales of products and services to Cisco accounted for 14% of our total revenues, sales of products and services to Instinet accounted for 17% of our total revenues, and sales of products and services to our top five customers accounted for 55% of total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

WE DEPEND ON THE JAVA PROGRAMMING LANGUAGE, THE ENTERPRISE JAVABEANS STANDARD AND THE EMERGING MARKET FOR DISTRIBUTED OBJECT COMPUTING, AND IF THESE TECHNOLOGIES FAIL TO GAIN ACCEPTANCE, OUR BUSINESS COULD SUFFER.

     We are focusing significant marketing efforts on our PowerTier for EJB application server, which is based on three relatively new technologies, which have not been widely adopted by a large number of companies. These three technologies are a distributed object computing architecture, Sun Microsystems' Java programming language and Enterprise JavaBeans, or EJB. Distributed object computing combines the use of software modules, or objects, communicating across a computer network to software applications, such as our PowerTier application server. EJB is the Java programming standard for use in an application server. In 1998, we launched our PowerTier for EJB product, which is a transactional application server that uses Java and conforms to the EJB standard. Sun Microsystems released the EJB standard in 1998, and thus far EJB has had limited market acceptance. Since our PowerTier for EJB product depends upon the specialized EJB standard, we face a limited market compared to competitors who may offer application servers based on more widely accepted standards, including the Java programming language. We expect a substantial portion of our future revenues will come from sales of products based on the EJB standard. Thus, our success depends significantly upon broad market acceptance of distributed object computing in general, and Java application servers in particular. If EJB does not become a widespread programming standard for application servers, our revenues and business could suffer.

IF WE DO NOT DELIVER PRODUCTS THAT MEET RAPIDLY CHANGING TECHNOLOGY STANDARDS AND CUSTOMER DEMANDS, WE WILL LOSE MARKET SHARE TO OUR COMPETITORS.

     The market for our products and services is characterized by rapid technological change, dynamic customer demands and frequent new product introductions and enhancements. Customer requirements for products can change rapidly as a result of innovation in software applications and hardware configurations and the emergence or adoption of new industry standards, including Internet technology standards. We may need to increase our research and development investment to maintain our technological leadership. Our future success depends on our ability to continue to enhance our current products and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments. For example, as Sun Microsystems introduces new EJB specifications, we will need to introduce new versions of PowerTier for EJB designed to support these new specifications to remain competitive. If we do not bring enhancements and new versions of our products to market in a timely manner, our market share and revenues could decrease and our reputation could suffer. If we fail to anticipate or respond adequately to changes in technology and customer needs, or if there are any significant delays in product development or introduction, our revenues and business could suffer.

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO MAINTAIN AND TRAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

     We must have a strong direct sales team to generate increased revenue. In the last several years, we have experienced significant turnover in our sales team, and in early 2001, we substantially reorganized our sales team. In order to meet our future sales goals, we may continue to need to hire more salespeople for both our domestic and international sales efforts. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force, and thus a number of our sales people at any given time may be relatively new and may not meet our sales goals. In addition, our recently hired employees may not become productive, and we may not be able to hire enough qualified individuals in the future.

BECAUSE OUR FUTURE REVENUE GOALS ARE BASED ON OUR DEVELOPMENT OF A STRONG SALES CHANNEL THROUGH OEM PARTNERS AND OTHER RESELLERS, ANY FAILURE TO DEVELOP THIS CHANNEL MAY RESULT IN LOWER REVENUES.

     To date, we have sold our products primarily through our direct sales force, but our ability to achieve significant revenue growth in the future will depend in large part on our success in establishing and leveraging relationships with OEM partners and other resellers. It may be difficult for us to establish these relationships, and, even if we establish these relationships, we will then depend on the sales efforts of these third-parties. In addition, because these relationships are nonexclusive, these third parties may choose to sell application servers or other alternative solutions offered by our competitors, and not our products. If we fail to successfully build our third-party distribution channels or if our third party partners do not perform as expected, our business could be harmed.

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

     - ease and speed of implementation;

     - quality of support and service;

     - security;

     - company reputation; and

     - price.

     Our competitors for both PowerTier and Dynamai include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Secant Technologies, IBM (WebSphere), Oracle (OAS) and i-Planet (Sun Microsystems). Many customers may not be willing to purchase our PowerTier platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. In addition, some competitors offer products that are less complex than our PowerTier products and require less customization to implement with potential customers' existing systems. Thus, potential customers engaged in simpler business-to-business e-commerce transactions may prefer these "plug-and-play" products to our more complex offerings. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus indirect competitors. Further, dozens of companies have already supported, or have announced their intention to support EJB, and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, in the PowerTier for C++ market, many potential customers build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments.

     In the Dynamai market, similar dynamic Web content acceleration technology is available from a variety of sources, including but not limited to internal development, application server vendors such as Oracle, electronic commerce software vendors such as Intershop and ATG, content delivery networks such as Akamai and epicRealm, and emerging software and hardware appliance vendors such as Chutney and Cachier, who are directly targeting Dynamai's market.

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

OUR FAILURE TO MANAGE OUR RESOURCES COULD IMPAIR OUR BUSINESS.

     Achieving our planned revenue growth and other financial objectives will place significant demands on our management and other resources. Our ability to manage our resources effectively will require us to continue to develop and improve our operational, financial and other internal systems and controls, as well as our business development capabilities, and to train, motivate and manage our employees. If we are unable to manage our resources effectively, we may not be able to retain key personnel and the quality of our services and products may suffer.

OUR BUSINESS COULD SUFFER IF WE CANNOT ATTRACT AND RETAIN THE SERVICES OF KEY EMPLOYEES.

     Our future success depends on the ability of our management to operate effectively, both individually and as a group. We are substantially dependent upon the continued service of our existing executive personnel, especially Christopher T. Keene, our Chief Executive Officer and Chairman of the Board. We do not have a key person life insurance policy covering Mr. Keene or any other officer or key employee. Our success will depend in large part upon our ability to attract and retain highly-skilled employees, particularly sales personnel and software engineers. There is significant competition for skilled employees, especially for people who have experience in both the software and Internet industries. We have experienced significant turnover among sales personnel in recent years, which makes retention more challenging. If we are not successful in attracting and retaining these skilled employees, our sales and product development efforts would suffer. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of that employee and any resulting loss of existing or potential customers to a competitor could harm our business. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees.

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

     Our future success will depend, in part, on our successful development of international markets for our products. Approximately 28% of our revenues came from sales of products and services outside of the United States during each of 2000, 1999, and 1998. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

IF WE DO NOT PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION MAY BE IMPAIRED.

     Our success depends on our ability to protect our proprietary rights to the technologies used in our products, and yet the measures we are taking to protect these rights may not be adequate. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products, which could harm our business. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions to protect our proprietary technology, but these legal means afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. We have in the past brought lawsuits to protect our intellectual property rights. Further litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs and diversion of management attention and resources.

WE MAY BE SUED FOR PATENT INFRINGEMENT.

     The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. As the number of competitors in the application server and web content acceleration server markets grow and the functionality of products in different market segments overlaps, the possibility of an intellectual property claim against us increases. For example, we may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware, which will cause us to be infringing when it is issued in the future. To address these patent infringement or other intellectual property claims, we may have to enter into royalty or licensing agreements on disadvantageous commercial terms. Alternatively, we may be unable to obtain a necessary license. A successful claim against us, and our failure to license the infringed or similar technology, would harm our business. In addition, any infringement or other intellectual property claims, with or without merit, which are brought against us could be time consuming and expensive to litigate or settle and could divert management attention from administering our core business.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

     If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price through the sale of securities. As of December 31, 2000, we had 19.9 million shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradeable. In addition, shares held by affiliates are tradeable, subject to the volume and other restrictions of Rule 144.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE.

     Our common stock has only been available in the public market since June 24, 1999. An active public market for our common stock has not completely developed. To date, the market price of our common stock has been highly volatile and may rise or fall in the future as a result of many factors, such as:

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

     - market conditions and expectations regarding capital spending in the software industry and in our customers' industries; and

     - adoption of new accounting standards affecting the software industry.

     The market prices of the common stock of many companies in the software and Internet industries have experienced extreme price and volume fluctuations, which has often been unrelated to these companies' operating performance. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its stock. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our business.

OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK AND COULD EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of February 28, 2001, executive officers and directors, and entities affiliated with them, owned approximately 28% of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, continue to control the election of a majority of the directors and the determination of all corporate actions. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

     We have not designated any specific use for the net proceeds of our initial public offering of common stock. As a result, our management and board of directors has broad discretion in spending the remaining net proceeds of that offering. We currently expect to use the remaining net proceeds primarily for working capital and general corporate purposes, funding product development and funding our sales and marketing organization. In addition, we may use a portion of the remaining net proceeds for further development of our product lines through acquisitions of products, technologies and businesses.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at December 31, 2000, the fair value of our cash equivalents would change by approximately $80,000.

     Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor did we have any significant balances that are due or payable in foreign currencies at December 31, 2000. Therefore, a hypothetical ten percent change in foreign currency rates would have an insignificant impact on our financial position or results of operations. We do not hedge any of our foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14(a) for an index to the consolidated financial statements and supplementary data that are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under
Part III (Items 10-13), except for the information with respect to the Company's executive officers, which is included in "Item 1. Business -- Executive Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     (1) Financial Statements and Report of Deloitte & Touche LLP (pages F-1 through F-18):

        Audited Consolidated Financial Statements:

           Independent Auditors' Report

           Consolidated Balance Sheets at December 31, 2000 and 1999

           Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements

     (2) Financial Statement Schedule (pages S-1 through S-3)

        Audited Consolidated Financial Statement Schedule:

           Independent Auditors' Report

           Schedule II -- Consolidated Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

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

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.2*     Amended and Restated Certificate of Incorporation of
          Persistence.
 3.4      Amended and Restated Bylaws of Persistence, as amended on
          July 31, 2000.
 4.1*     Specimen Stock Certificate.
10.1*     Form of Common Stock Purchase Agreement between Persistence and each of Christopher T. Keene and Derek P. Henninger.
10.2*     Fifth Amended and Restated Investor Rights Agreement dated
          February 19, 1999 among Persistence and certain investors.
10.4*     Form of Change of Control Agreement between Persistence and each of James H. Barton, Mark Palmer and Christine Russell.
10.5*     1994 Stock Purchase Plan (as amended) and Form of Common
          Stock Purchase Agreement.
10.6*     1997 Stock Plan (as amended) and Forms of Stock Option
          Agreement and Common Stock Purchase Agreement.
10.7*     1999 Employee Stock Purchase Plan and Form of Subscription
          Agreement.
10.8*     1999 Directors' Stock Option Plan and Form of Option
          Agreement.
10.9*     Lease dated June 12, 1991 between Persistence and Great
          American Bank (as amended).
10.10*+   Settlement and License Agreement dated March 23, 1998
          between Persistence and Sun Microsystems, Inc.
10.11*    Form of Indemnification Agreement between Persistence and
          officers and directors.
21.1*     List of subsidiaries.
23.1      Independent Auditors' Consent.

---------------
* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-76867)

+ Confidential treatment requested as to portions of this exhibit.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: April 2, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
              /s/ CHRISTOPHER T. KEENE                 Chairman of the Board and Chief   April 2, 2001
-----------------------------------------------------   Executive Officer (Principal
                Christopher T. Keene                         Executive Officer)

                /s/ CHRISTINE RUSSELL                      Chief Financial Officer       April 2, 2001
-----------------------------------------------------     (Principal Financial and
                  Christine Russell                          Accounting Officer)

                  /s/ GREGORY ENNIS                               Director              March 29, 2001
-----------------------------------------------------
                    Gregory Ennis

                                                                  Director
-----------------------------------------------------
                   Sanjay Vaswani

                /s/ JOSEPH P. ROEBUCK                             Director              March 30, 2001
-----------------------------------------------------
                  Joseph P. Roebuck

                /s/ JEFFREY T. WEBBER                             Director              March 30, 2001
-----------------------------------------------------
                  Jeffrey T. Webber

                   PERSISTENCE SOFTWARE, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Audited Consolidated Financial Statements:
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets at December 31, 2000 and
     1999...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-4
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2000, 1999 and 1998...  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-6
  Notes to Consolidated Financial Statements................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Persistence Software, Inc.:

     We have audited the accompanying consolidated balance sheets of Persistence Software, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
January 30, 2001
(February 28, 2001 as
to the table in Note 4)

                           PERSISTENCE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 14,103    $ 22,300
  Short-term investments....................................     5,387       7,352
  Accounts receivable, net of allowances of $1,228 and $332,
     respectively...........................................     7,121       5,685
  Prepaid expenses and other current assets.................       831         965
                                                              --------    --------
          Total current assets..............................    27,442      36,302
Property and equipment, net.................................     1,777       1,051
Purchased intangibles, net of amortization of $2,984 and
  $576, respectively........................................     4,310       1,669
Other assets................................................       112          70
                                                              --------    --------
          Total assets......................................  $ 33,641    $ 39,092
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  1,657    $  1,370
  Accrued compensation and related benefits.................     2,787       1,804
  Other accrued liabilities.................................     1,731       1,194
  Deferred revenues.........................................     2,682       2,015
  Current portion of long-term obligations..................     1,296         337
                                                              --------    --------
          Total current liabilities.........................    10,153       6,720
Long-term obligations.......................................       932         354
                                                              --------    --------
          Total liabilities.................................    11,085       7,074
                                                              --------    --------
Commitments (Note 4)
Stockholders' equity:
  Preferred stock, $0.001 par value; authorized -- 5,000,000
     shares; designated and outstanding --none..............        --          --
  Common stock, $0.001 par value; authorized -- 75,000,000
     shares; outstanding -- 2000, 19,878,712 shares; 1999,
     19,269,704 shares......................................    63,994      57,467
  Deferred stock compensation...............................      (592)     (1,206)
  Notes receivable from stockholders........................       (94)       (161)
  Accumulated deficit.......................................   (40,798)    (24,072)
  Accumulated other comprehensive loss......................        --         (10)
  Cumulative Translation Adjustment.........................        46          --
                                                              --------    --------
          Total stockholders' equity........................    22,556      32,018
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 33,641    $ 39,092
                                                              ========    ========

                See notes to consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Revenues:
  License...................................................  $ 17,684    $ 10,890    $ 7,478
  Service...................................................     7,593       3,553      2,682
                                                              --------    --------    -------
          Total revenues....................................    25,277      14,443     10,160
                                                              --------    --------    -------
Cost of revenues:
  License...................................................       304         170        239
  Service...................................................     3,592       2,633      1,372
                                                              --------    --------    -------
          Total cost of revenues............................     3,896       2,803      1,611
                                                              --------    --------    -------
Gross profit................................................    21,381      11,640      8,549
Operating expenses:
  Sales and marketing.......................................    22,755      14,052      7,168
  Research and development..................................     8,127       6,357      4,234
  General and administrative................................     5,431       2,820      1,237
  Amortization of purchased intangibles.....................     2,925         576         --
                                                              --------    --------    -------
          Total operating expenses..........................    39,238      23,805     12,639
                                                              --------    --------    -------
Loss from operations........................................   (17,857)    (12,165)    (4,090)
Interest and other income (expense):
  Interest income...........................................     1,401         975        116
  Interest expense..........................................       (60)       (116)      (115)
  Other, net................................................      (210)         --         --
                                                              --------    --------    -------
          Total interest and other income (expense).........     1,131         859          1
                                                              --------    --------    -------
Net loss....................................................  $(16,726)   $(11,306)   $(4,089)
                                                              ========    ========    =======
Basic and diluted net loss per share........................  $  (0.87)   $  (0.86)   $ (0.59)
                                                              ========    ========    =======
Shares used in calculating basic and diluted net loss per
  share.....................................................    19,330      13,091      6,879
                                                              ========    ========    =======

                See notes to consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            NOTES                      ACCUMULATED
                              PREFERRED STOCK          COMMON STOCK         DEFERRED      RECEIVABLE                      OTHER
                           ---------------------   --------------------      STOCK           FROM       ACCUMULATED   COMPREHENSIVE
                             SHARES      AMOUNT      SHARES     AMOUNT    COMPENSATION   STOCKHOLDERS     DEFICIT         LOSS
                           ----------   --------   ----------   -------   ------------   ------------   -----------   -------------
Balances, January 1,
  1998...................   5,809,872   $ 10,610    7,652,741   $   592     $  (287)        $(181)       $ (8,677)
Net loss.................                                                                                  (4,089)
Sale of Series C
  preferred stock........   1,112,312      5,107
Issuance of common
  stock..................                               4,754         1
Repurchase of common
  stock..................                             (23,081)       (5)
Collection of notes
  receivable from
  stockholders...........                                                                      20
Compensatory stock
  arrangements...........                                         2,266      (2,266)
Amortization of deferred
  stock compensation.....                                                       331
                           ----------   --------   ----------   -------     -------         -----        --------         ----
Balances, December 31,
  1998...................   6,922,184     15,717    7,634,414     2,854      (2,222)         (161)        (12,766)
Net loss.................                                                                                 (11,306)
Change in unrealized gain
  (loss) on
  investments............                                                                                                 $(10)
Comprehensive loss.......
Sale of Series D
  preferred stock........     775,701      4,142
Conversion of preferred
  stock to common
  stock..................  (7,697,885)   (19,859)   7,697,885    19,859
Issuance of common
  stock..................                           3,937,405    34,799
Compensatory stock
  arrangements...........                                           (45)         45
Amortization of deferred
  stock compensation.....                                                       971
                           ----------   --------   ----------   -------     -------         -----        --------         ----
Balances, December 31,
  1999...................          --         --   19,269,704    57,467      (1,206)         (161)        (24,072)         (10)
Net loss.................                                                                                 (16,726)
Change in unrealized gain
  (loss) on
  investments............                                                                                                   10
Cumulative translation
  adjustment.............
Comprehensive loss.......
Issuance of common
  stock..................                             609,008     6,725
Collection of notes
  receivable from
  stockholders...........                                                                      67
Compensatory stock
  arrangements...........                                          (198)        198
Amortization of deferred
  stock compensation.....                                                       416
                           ----------   --------   ----------   -------     -------         -----        --------         ----
Balances, December 31,
  2000...................          --   $     --   19,878,712   $63,994     $  (592)        $ (94)       $(40,798)        $ --
                           ==========   ========   ==========   =======     =======         =====        ========         ====


                           CUMULATIVE                   TOTAL
                           TRANSLATION              COMPREHENSIVE
                           ADJUSTMENT     TOTAL         LOSS
                           -----------   --------   -------------
Balances, January 1,
  1998...................                $  2,057
Net loss.................                  (4,089)
Sale of Series C
  preferred stock........                   5,107
Issuance of common
  stock..................                       1
Repurchase of common
  stock..................                      (5)
Collection of notes
  receivable from
  stockholders...........                      20
Compensatory stock
  arrangements...........                      --
Amortization of deferred
  stock compensation.....                     331
                               ---       --------
Balances, December 31,
  1998...................       --          3,422
Net loss.................                 (11,306)    $(11,306)
Change in unrealized gain
  (loss) on
  investments............                     (10)         (10)
                                                      --------
Comprehensive loss.......                             $(11,316)
                                                      ========
Sale of Series D
  preferred stock........                   4,142
Conversion of preferred
  stock to common
  stock..................                      --
Issuance of common
  stock..................                  34,799
Compensatory stock
  arrangements...........                      --
Amortization of deferred
  stock compensation.....                     971
                               ---       --------
Balances, December 31,
  1999...................       --         32,018
Net loss.................                 (16,726)    $(16,726)
Change in unrealized gain
  (loss) on
  investments............                      10           10
Cumulative translation
  adjustment.............      $46             46           46
                                                      --------
Comprehensive loss.......                             $(16,670)
                                                      ========
Issuance of common
  stock..................                   6,725
Collection of notes
  receivable from
  stockholders...........                      67
Compensatory stock
  arrangements...........                      --
Amortization of deferred
  stock compensation.....                     416
                               ---       --------
Balances, December 31,
  2000...................      $46       $ 22,556
                               ===       ========

                See notes to consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(16,726)   $(11,306)   $(4,089)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Allowance for doubtful accounts........................       896         285        (28)
     Depreciation and amortization..........................     3,842       1,135        556
     Amortization of deferred stock compensation............       416         971        331
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (2,332)     (4,211)       145
       Prepaid expenses and other current assets............      (265)     (1,000)       (66)
       Accounts payable.....................................       287         774       (205)
       Accrued compensation and related benefits............       983       1,292        (16)
       Other accrued liabilities............................       537       1,040         90
       Deferred revenues....................................       667         217        413
       Deferred rent........................................        --         (64)       (96)
                                                              --------    --------    -------
          Net cash used in operating activities.............   (11,695)    (10,867)    (2,965)
                                                              --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments....................................     1,965      (7,362)        --
  Property and equipment additions..........................    (1,422)       (919)      (442)
  Purchased intangibles additions...........................      (619)     (1,663)        --
  Deposits and other........................................       (32)        (41)         6
                                                              --------    --------    -------
          Net cash used in investing activities.............      (108)     (9,985)      (436)
                                                              --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of convertible preferred stock, net..................        --       4,142      5,107
  Sale of common stock, net of repurchases..................     3,465      34,440          1
  Repurchase of common stock................................        (1)         (1)        (5)
  Repayment of notes receivable from stockholders...........        67          --         20
  Repayment of capital lease obligations....................       (77)       (167)      (194)
  Repayment of obligations incurred to acquire purchased
     intangibles............................................      (160)         --         --
  Borrowing under loan agreement............................       533          --        800
  Repayment under loan agreement............................      (267)       (200)        --
                                                              --------    --------    -------
          Net cash provided by financing activities.........     3,560      38,214      5,729
                                                              --------    --------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................        46          --         --
                                                              --------    --------    -------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)...................................    (8,197)     17,362      2,328
  Beginning of year.........................................    22,300       4,938      2,610
                                                              --------    --------    -------
  End of year...............................................  $ 14,103    $ 22,300    $ 4,938
                                                              ========    ========    =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capital
     leases.................................................  $     73    $     --    $    --
                                                              ========    ========    =======
  Long-term obligations incurred to acquire purchased
     intangibles............................................  $  1,435    $     --    $    --
                                                              ========    ========    =======
  Common stock issued for purchased intangibles.............  $  3,063    $    360    $    --
                                                              ========    ========    =======
  Conversion of convertible preferred stock into common
     stock..................................................  $     --    $ 19,859    $    --
                                                              ========    ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -- CASH
  PAID DURING THE YEAR FOR:
  Interest..................................................  $     60    $    114    $   115
                                                              ========    ========    =======
  Income taxes..............................................  $    132    $      3    $     1
                                                              ========    ========    =======

                See notes to consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business -- Persistence is a leading provider of transaction application servers and dynamic Web content acceleration servers -- software that processes transactions between users and back-end computer systems in electronic commerce systems. Persistence's PowerTier application server software caches corporate application data to speed business transactions, while the Company's Dynamai application-aware software is designed to cache dynamic Web content to speed Internet transactions.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

     Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with remaining maturities of less than three months to be cash equivalents.

     Short-term Investments -- Short-term investments consist primarily of highly liquid debt instruments purchased with remaining maturity dates of greater than 90 days but less than 12 months. Management determines the classification of debt and equity securities at the time of purchase and reevaluates the classification at each balance sheet date. Debt securities are classified as available-for-sale when the Company generally has the ability and intent to hold such securities to maturity, but, in certain circumstances, may potentially dispose of such securities prior to their maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. All available-for-sale securities are classified as current assets. At December 31, 2000 and 1999, short-term investments consisted of corporate debt securities (commercial paper) and U.S. government debt securities with maturities of less than one year.

     Short-term investments include the following available-for-sale securities at December 31, 1999 (in thousands):

                                                        UNREALIZED    UNREALIZED
                                           AMORTIZED     HOLDING       HOLDING      MARKET
                                             COST         GAINS         LOSSES       VALUE
                                           ---------    ----------    ----------    -------
                                                            (IN THOUSANDS)
Money market funds.......................   $ 1,682          --            --       $ 1,682
Commercial paper.........................    13,107        $  1            --        13,108
U.S. government agencies.................    14,105          --          $(11)       14,094
                                            -------        ----          ----       -------
          Total available-for-sale
            securities...................   $28,894        $  1          $(11)      $28,884
                                            =======        ====          ====       =======
Included in cash equivalents.............                                           $21,532
Included in short-term investments.......                                             7,352
                                                                                    -------
          Total available-for
            sale-securities..............                                           $28,884
                                                                                    =======

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Short-term investments include the following available-for-sale securities at December 31, 2000 (in thousands):

                                                        UNREALIZED    UNREALIZED
                                           AMORTIZED     HOLDING       HOLDING      MARKET
                                             COST         GAINS         LOSSES       VALUE
                                           ---------    ----------    ----------    -------
                                                            (IN THOUSANDS)
Money market funds.......................   $ 1,863                                 $ 1,863
Commercial paper.........................     7,888                                   7,888
U.S. government agencies.................     6,615                                   6,615
                                            -------        ----          ----       -------
          Total available-for-sale
            securities...................   $16,366        $ --          $ --       $16,366
                                            =======        ====          ====       =======
Included in cash equivalents.............                                           $10,979
Included in short-term investments.......                                             5,387
                                                                                    -------
          Total available-for-sale
            securities...................                                           $16,366
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

     Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed
Of -- The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     Notes Receivable from Stockholders -- The notes receivable from stockholders were issued in exchange for common stock, bear interest at 5.93% per annum, and are due in December 2001. The notes are full-recourse.

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

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provided guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 outlines basic criteria that must be met to recognized revenue and provides guidance for disclosure related to revenue recognition policies. The Company was required to implement SAB No. 101 in the fourth quarter of the year ended December 31, 2000. The provisions of SAB No. 101 did not have a material impact on the Company's consolidated financial position or results of operations.

     Income Taxes -- Income taxes are provided using an asset and liability approach which requires recognition of deferred tax liabilities and assets, net of valuation allowances, for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss and tax credit carryforwards.

     Foreign Currency Transactions -- The functional currency of the Company's foreign subsidiary is the British Pound Sterling. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, nonmonetary assets and liabilities are translated at historical rates and net sales and expenses are translated at average exchange rates in effect during the period. Translation gains and losses, which are included in balance sheet and in other comprehensive income (loss) in the accompanying consolidated statements of changes in stockholders' equity, have not been significant.

     Stock Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no accounting recognition is given to employee stock options granted with an exercise price equal to fair market value of the underlying stock on the grant date. Upon exercise, the net proceeds and any related tax benefit are credited to stockholders' equity.

     In March 2000, the FASB issued FASB interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25." FIN 44, effective July 1, 2000, clarifies the application of APB No. 25 for matters including: the definition of an employee for purposes of APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a material impact on the Company's consolidated financial position or results of operations.

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

     Concentration of Credit Risk -- Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

receivables. The risk associated with cash and cash equivalents and short-term investments is mitigated by using only high-quality financial institutions and investing in high-grade debt securities The Company primarily sells its products to companies in the United States and Europe. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for potential credit losses.

     Financial Instruments -- The Company's financial instruments include cash and equivalents, short-term investments, notes receivable from stockholders and long-term debt. At December 31, 2000 and 1999, the fair value of these financial instruments approximated their financial statement carrying amounts, because the financial instruments are either short-term or reflect interest rates consistent with market rates.

     Significant Estimates -- The preparation of financial statements in conformity with accounting principle as generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Certain Risks and Uncertainties -- The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations and cash flows: ability to obtain additional financing; regulatory changes; fundamental changes in the technology underlying software products; market acceptance of the Company's products under development; development of sales channels; loss of significant customers; adverse changes in international market conditions; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product development efforts; and new product introductions by competitors.

     We have incurred net losses each year since 1996 including losses of $16.7 million in 2000, $11.3 million in 1999, and $4.1 million in 1998. As of December 31, 2000, we had an accumulated deficit of $40.8 million. We believe our cash and cash equivalents and short-term investments of $19.4 million are sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least 2001. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to raise additional financing or reduce the scope of our planned product development and marketing efforts.

     Comprehensive Income -- The Company had no comprehensive income items, other than net loss for the year ended December 31, 1998, a $10,000 unrealized loss in the market value of short-term investments for 1999, and a $10,000 unrealized gain in the market value of short term investments along with a $46,000 cumulative translation adjustment for 2000.

     Segments of an Enterprise -- The Company currently operates in one reportable segment and the chief operating decision maker is the Company's Chief Executive Officer.

     Other Recently Issued Accounting Standards -- In June 1998, the Financial Relations Accounting Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. We have completed our evaluation of the impact of adopting SFAS No. 133 and believe that the impact of adopting the standard will not be material to our financial position, results of operations or cash flows.

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Reclassifications -- Certain reclassifications have been made to the prior year financial statement presentations to conform to the current year presentation.

 2. PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Equipment................................................  $ 3,467    $ 2,291
Software.................................................    1,079        892
Leasehold improvements...................................      218         89
                                                           -------    -------
                                                             4,764      3,272
Accumulated depreciation and amortization................   (2,987)    (2,221)
                                                           -------    -------
                                                           $ 1,777    $ 1,051
                                                           =======    =======

 3. LONG-TERM OBLIGATIONS

     Long-term obligations consist of:

                                                              DECEMBER 31,
                                                            ----------------
                                                             2000      1999
                                                            -------    -----
                                                             (IN THOUSANDS)
Equipment term loan.......................................  $   333    $ 600
Equipment financing facility..............................      533       --
Capital lease obligations (see Note 4)....................       87       91
Other long-term obligations...............................    1,275       --
                                                            -------    -----
                                                              2,228      691
Less current portion......................................   (1,296)    (337)
                                                            -------    -----
                                                            $   932    $ 354
                                                            =======    =====

     In November 2000, the Company renewed its credit facilities with a bank. Under the renewed facilities, the Company continues to have available a $5 million revolving line of credit facility available through October 31, 2001 and a new $1 million equipment financing facility under which drawdowns are available through April 31, 2001 in addition to its outstanding $800,000 equipment term loan.

     As of December 31, 2000, the Company had no borrowings outstanding under its renewed $5 million line of credit facility. Under this facility, any outstanding borrowings will bear interest at either the bank's base rate (9.5% as of December 31, 2000) or LIBOR plus 2.0 basis points for a maximum of two LIBOR advances in $1 million minimum increments having 30, 60, or 90 day maturities.

     As of December 31, 2000, the Company had $533,000 outstanding under its new $1 million equipment financing facility with the bank. Under this facility, all borrowings outstanding on May 1, 2001 will automatically convert to a 30-month term loan having equal monthly payments of principal and interest. Borrowings under the equipment financing facility will bear interest at the bank's base rate plus 0.50%.

     As of December 31, 2000, the Company had $333,000 outstanding under its $800,000 equipment term loan, which bears interest at 7.75%. The Company is required to make equal principal payments of $22,000 per month plus interest on the unpaid balance, payable in monthly installments through March 2002.

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The bank's renewed credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $10 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2 to 1. As of both June 30, 2000 and September 30, 2000, the Company's tangible net worth fell below the minimum tangible net worth ratio then in effect, and the bank waived both of those previous events. As of December 31, 2000, the Company was in compliance with its debt covenants. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

     Other long-term obligations represent uncollaterialized non-interest-bearing amounts payable for the acquisition of various purchased intangibles that are generally due within two years.

     As of December 31, 2000, annual maturities under the equipment financing facility, the existing equipment term loan, and the other long-term obligations are as follows:

              FISCAL YEAR ENDING DECEMBER 31,                 (IN THOUSANDS)
              -------------------------------                 --------------
  2001......................................................      $1,254
  2002......................................................         549
  2003......................................................         338
                                                                  ------
          Total.............................................      $2,141
                                                                  ======

 4. LEASE COMMITMENTS

     Equipment with a net book value of $71,000 and nil at December 31, 2000 and 1999, respectively, (net of accumulated amortization of $694,000 and $692,000) has been leased under capital leases.

     The Company leases its principal facility under a noncancelable operating lease expiring on June 30, 2002. Rent expense was approximately $965,000, $953,000 and $337,000 in 2000, 1999 and 1998, respectively.

     Future minimum payments under the Company's leases at December 31, 2000(a) are:

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
                                                               (IN THOUSANDS)
2001......................................................   $ 50       $1,411
2002......................................................     27          775
2003......................................................     23          384
2004......................................................     --          223
2005......................................................     --           75
                                                             ----       ------
          Total...........................................    100       $2,868
                                                                        ======
Amount representing interest..............................    (13)
                                                             ----
Present value.............................................     87
Current portion...........................................    (42)
                                                             ----
Long-term portion.........................................   $ 45
                                                             ====

---------------
(a) The operating lease payment schedule above represents future minimum payments for each of the years presented based on information available as of February 28, 2001 as a result of the renegotiations of certain operating leases by the Company between January 1, 2001 and February 28, 2001.

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 5. STOCKHOLDERS' EQUITY

  Convertible Preferred Stock

     With the closing of the initial public offering of common stock in June 1999, all shares of the Company's outstanding convertible preferred stock were converted to common stock on a share for share basis.

  Common Stock

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

  1994 Stock Purchase Plan

     Under the 1994 Stock Purchase Plan (the Plan), the Company could sell common stock to employees of the Company at the fair market value as determined by the Board of Directors. Sales are to be made pursuant to restricted stock purchase agreements containing provisions established by the Board. No shares were issued under the Plan in 2000, 1999 and 1998. The Company has the right to repurchase these shares at the original issuance price upon termination of employment; this right expires ratably over four years. During 2000, 1999 and 1998, the Company repurchased 5,782, 10,084 and 23,081 shares, respectively, at prices ranging from $0.06 to $0.23 per share. At December 31, 2000, no shares were subject to repurchase and no shares were available for future grant.

  1997 Stock Plan

     As of December 31, 2000, the Company has reserved 5,609,652 shares of common stock for issuance, at the discretion of the Board of Directors, to officers, directors, employees and consultants pursuant to its 1997 Stock Plan. This reserved amount was increased automatically on January 1, 2001 under the provisions of the Plan by 840,000 shares to 6,449,652 shares reserved. The Plan also provides for an automatic annual increase on the first day of 2002, 2003, 2004 and 2005 equal to the lesser of 840,000 shares, 4.9% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number as determined by the Board of Directors.

     At December 31, 2000, 796,487 shares have been issued at $0.23 per share pursuant to restricted stock purchase agreements in which the Company has a right to repurchase these shares at original issuance price upon termination of employment; this right expires ratably over four years. At December 31, 2000, 184,167 shares were subject to repurchase. No shares were repurchased in 1999, 1998 or 1997.

     At December 31, 2000 4,138,158 shares are reserved for exercise of issued and outstanding options, and 285,406 shares are available for future grant. The shares available for future grant automatically increased by 840,000 shares on January 1, 2001 to 1,125,406 shares.

     Options granted under the 1997 Stock Plan generally vest over four years and expire ten years from the date of grant. Certain options were issued to a director in his capacity as a consultant in 1998 (See Note 8).

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Additional information with respect to options under the 1997 Stock Plan is as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                              NUMBER OF     OPTION PRICE
                                                               OPTIONS       PER SHARE
                                                              ----------    ------------
Outstanding, January 1, 1998
  (1,208 exercisable at a weighted average exercise price of
     $0.23).................................................     410,375       $ 0.23
  Granted (weighted average fair value of $2.49)............     943,572       $ 0.54
  Exercised.................................................      (4,890)      $ 0.23
  Canceled..................................................    (134,860)      $ 0.24
                                                              ----------       ------
Outstanding, December 31, 1998
  (112,258 exercisable at a weighted average exercise price
     of $0.24)..............................................   1,214,197       $ 0.47
  Granted (weighted average fair value of $4.14)............   2,895,287       $11.39
  Exercised.................................................    (310,499)      $ 0.60
  Canceled..................................................    (555,510)      $ 3.69
                                                              ----------       ------
Outstanding, December 31, 1999
  (279,720 exercisable at a weighted average exercise price
     of $3.33)..............................................   3,243,475       $ 9.65
  Granted (weighted average fair value of $10.95)...........   2,631,450       $13.48
  Exercised.................................................    (365,734)      $ 7.02
  Canceled..................................................  (1,656,439)      $10.80
                                                              ----------       ------
Outstanding, December 31, 2000
  (992,433 exercisable at a weighted average exercise price
     of $9.60)..............................................   3,852,752       $12.02
                                                              ==========       ======

     Additional information regarding options outstanding as of December 31, 2000 is as follows:

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                   -----------------------------------------------   ----------------------
                                 WEIGHTED AVERAGE                                  WEIGHTED
                                    REMAINING          WEIGHTED                    AVERAGE
    RANGE OF         NUMBER        CONTRACTUAL         AVERAGE         NUMBER      EXERCISE
EXERCISE PRICES    OUTSTANDING     LIFE (YEARS)     EXERCISE PRICE   EXERCISABLE    PRICE
----------------   -----------   ----------------   --------------   -----------   --------
$ 0.01 to $ 0.50      308,452          7.28             $ 0.42         216,562      $ 0.42
$ 0.51 to $ 5.00      123,459          8.27             $ 1.78          57,560      $ 1.60
$ 5.01 to $10.00      781,779          9.51             $ 7.85         233,672      $ 9.39
$10.01 to $15.00    1,193,542          9.05             $13.17         342,584      $13.27
$15.01 to $20.00    1,276,020          8.55             $16.12          82,040      $16.40
$20.01 to $20.94      169,500          8.56             $20.94          60,015      $20.94
                    ---------          ----             ------         -------      ------
       $ 0.01 to
  $20.94........    3,852,752          8.79             $12.02         992,433      $ 9.60
                    =========          ====             ======         =======      ======

  1999 Directors' Stock Option Plan

     The Company's 1999 Directors' Stock Option Plan (the "Directors' Plan") became effective upon the closing of the Company's initial public offering in June 1999. Under the Directors' Plan, a total of 500,000 shares of common stock have been reserved for the grant of nonstatutory stock options to nonemployee directors of the Company. Options granted under the Director's Plan shall be immediately vested and expire in five years from the date of grant. No options were granted under the Director's Plan during 1999. During 2000, 44,000 options were granted under the Director's Plan at exercise prices ranging from $9.75 to $22.50 and all were outstanding at December 31, 2000.

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  1999 Employee Stock Purchase Plan

     The Company's 1999 Employee Stock Purchase Plan (the "ESPP") became effective upon the closing of the Company's initial public offering in June 1999. Under the ESPP, eligible employees may purchase common stock through payroll deductions, which may not exceed 20% of any employee's compensation, nor more than 2,500 shares in any one purchase period. A total of 600,000 shares of common stock has been reserved for issuance under the ESPP. The ESPP allows for an automatic annual increase on the first day of 2000, 2001, 2002, 2003 and 2004 equal to the lessor of 250,000 shares or 1% of outstanding common stock on the last day of the immediately preceding fiscal year. As of December 31, 1999, no shares were issued under the ESPP. During 2000, 104,077 shares were issued under the ESPP at prices ranging from $9.35 to $14.56 per share and aggregate proceeds of $1,037,000.

  Deferred Stock Compensation

     In connection with grants of certain stock options and issuance of common stock in 2000, 1999, and, the Company recorded $85,000 (terminations of $283,000), $45,000 (terminations of $90,000), and $2,266,000, respectively, for the difference between the estimated fair value and the stock price as determined by the Board of Directors on the date of grant/issuance. This amount is being amortized to expense over the vesting period of the related stock/stock options (generally four years). Amortization of deferred stock compensation for the years ended December 31, 2000, 1999 and 1998 was $416,000, $971,000 and
$331,000, respectively.

  Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for options outstanding under the 1997 Stock Plan: expected life, 24 months following vesting; risk free interest rate, 5.1% in 2000, 5.4% in 1999 and 5.5% in 1998; volatility of 124% for 2000, 50% for 1999 after the Company's June 1999 initial public offering of common stock and none before that date, and none during 1998; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards granted in 1997 and after had been amortized to expense over the vesting period of the awards, pro forma net loss (net of amortization of deferred compensation expense already recorded for the years ended December 31, 2000, 1999 and 1998, as discussed above) would have been approximately $27.0 million ($1.40 per basic and diluted share) in 2000, $13.0 million ($0.99 per basic and diluted share) in 1999 and $4.4 million ($0.63 per basic and diluted share) in 1998.

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 6. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Net loss (numerator), basic and diluted.............  $(16,726)   $(11,306)   $(4,089)
Shares (denominator):
  Weighted average common shares outstanding........    19,621      13,605      7,644
  Weighted average common shares outstanding subject
     to repurchase..................................      (291)       (514)      (765)
                                                      --------    --------    -------
  Shares used in computation, basic and diluted.....    19,330      13,091      6,879
                                                      ========    ========    =======
Net loss per share, basic and diluted...............  $  (0.87)   $  (0.86)   $ (0.59)
                                                      ========    ========    =======

     For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Convertible preferred stock....................          --            --     6,992,184
Shares of common stock subject to repurchase...     184,167       398,066       629,864
Outstanding options............................   3,852,752     3,243,475     1,214,197
Warrants.......................................          --            --        80,556
                                                 ----------    ----------    ----------
          Total................................   4,036,919     3,641,541     8,916,801
                                                 ==========    ==========    ==========
Weighted average exercise price of options.....  $    12.02    $     9.65    $     0.47
                                                 ==========    ==========    ==========
Weighted average exercise price of warrants....  $       --    $       --    $     0.90
                                                 ==========    ==========    ==========

 7. INCOME TAXES

     The Company's deferred income tax assets are comprised of the following at December 31:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Net deferred tax assets:
  Net operating loss carryforwards..........................  $ 12,352    $  7,941
  Accruals deductible in different periods..................     1,814       1,214
  General business credits..................................     1,478       1,582
  Depreciation and amortization.............................     1,047         333
                                                              --------    --------
                                                                16,691      11,070
  Valuation allowance.......................................   (16,691)    (11,070)
                                                              --------    --------
          Total.............................................  $     --    $     --
                                                              ========    ========

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to the uncertainty surrounding the realization of the

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

benefits of its favorable tax attributes in future tax returns, as of December 31, 2000 and 1999, the Company has fully reserved its net deferred tax assets of approximately $16.7 million and $11.1 million, respectively.

     The Company's effective rate differs from the expected benefit at the federal statutory tax rate at December 31 as follows:

                                                      2000     1999     1998
                                                      -----    -----    -----
Federal statutory tax rate..........................  (35.0)%  (35.0)%  (35.0)%
State taxes, net of federal benefit.................   (6.0)    (6.0)    (6.0)
Stock compensation expense..........................    1.0      3.4      2.8
Other...............................................    0.4      0.3      0.3
Valuation allowance.................................   39.6     37.3     37.9
                                                      -----    -----    -----
Effective tax rate..................................     --%      --%      --%
                                                      =====    =====    =====

     Substantially all of the Company's loss from operations for all periods presented is generated from domestic operations.

     At December 31, 2000, the Company has net operating loss (NOL) carryforwards of approximately $34.0 million and $7.8 million for federal and state income tax purposes, respectively. The federal NOL carryforwards expire through 2020, while the state NOL carryforwards expire through 2005. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of state net operating losses can be utilized to offset future state taxable income.

     At December 31, 2000, the Company also has research and development credit carryforwards of approximately $980,000 and $788,000 available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2015, while the state credit carryforward has no expiration.

     The extent to which the loss and credit carryforwards can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

 8. RELATED PARTY TRANSACTIONS

     During 1998, the Company recognized revenue of $168,000 and $1,450,000 from a Series B and a Series C preferred stockholder, respectively. At December 31, 1998, the Company had deferred revenue of $30,000 and $642,000 with the same Series B and Series C preferred stockholders, respectively. All of the deferred revenue was recognized in 1999. At December 31, 1998, the Company had accounts receivable of $101,000 from the Series B preferred stockholder.

     During 1999, the Company paid $69,000 to a director for consulting services. During 1998, the Company paid $18,000 to a director for consulting services, and in 1998 paid $20,500 to another director for consulting services. In July 1998, the Company granted a fully vested option to purchase up to 3,572 shares of common stock at $0.50 per share to a director in connection with consulting services rendered. Compensation expense of $9,000 was recorded for the difference between the exercise price and the deemed fair market value of the common stock on the date of grant.

     During 2000, the Company had insignificant transactions with related parties.

     See also Note 9 for information about significant revenues from common stockholders.

                           PERSISTENCE SOFTWARE, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 9. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company is engaged in the development and marketing of transactional application server software products and operates in one reportable segment under SFAS 131.

  Geographic Information

                                                           YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------
                                          2000                       1999                       1998
                                ------------------------   ------------------------   ------------------------
                                              LONG-LIVED                 LONG-LIVED                 LONG-LIVED
                                REVENUES(1)     ASSETS     REVENUES(1)     ASSETS     REVENUES(1)     ASSETS
                                -----------   ----------   -----------   ----------   -----------   ----------
                                                                (IN THOUSANDS)
United States.................    $18,107       $1,632       $10,369       $1,004       $ 7,223        $673
Europe........................      4,755           73         3,338           27         2,866          50
Rest of the world.............      2,415           72           736           20            71          --
                                  -------       ------       -------       ------       -------        ----
                                  $25,277       $1,777       $14,443       $1,051       $10,160        $723
                                  =======       ======       =======       ======       =======        ====

---------------
(1) Revenues are broken out geographically by the ship-to location of the customer.

  Significant Customers

     During 2000, one customer accounted for 16% of the Company's total revenues. During 1999, one customer (a common stockholder) accounted for 13% of the Company's total revenues. During 1998, one customer (a common stockholder) accounted for 14% of total revenues. Additionally, during 1998, another customer (also a common stockholder) accounted for 17% of total revenues.

     At December 31, 2000, one customer accounted for 19% of accounts receivable, and another customer accounted for 18% of accounts receivable. At December 31, 1999, one customer accounted for 11% of accounts receivable.

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

                   PERSISTENCE SOFTWARE, INC. AND SUBSIDIARY

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Audited Consolidated Financial Statement Schedule:
  Independent Auditors' Report..............................  S-2
  Schedule II -- Consolidated Schedule of Valuation and
     Qualifying Accounts for the years ended December 31,
     2000, 1999 and 1998....................................  S-3

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Persistence Software, Inc.:

     We have audited the consolidated financial statements of Persistence Software, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 30, 2001, (February 28, 2001 as to the table in Note 4). Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
January 30, 2001

                                  SCHEDULE II

                   PERSISTENCE SOFTWARE, INC. AND SUBSIDIARY
           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT
                                                 BEGINNING    CHARGED TO COST   DEDUCTIONS/   BALANCE AT
                                                  OF YEAR      AND EXPENSES     WRITE-OFFS    END OF YEAR
                                                 ----------   ---------------   -----------   -----------
Year ended December 31, 1998 Allowance for
  doubtful accounts............................   $ 75,000       $     --        $ 28,000     $   47,000
                                                  ========       ========        ========     ==========
Year ended December 31, 1999 Allowance for
  doubtful accounts............................   $ 47,000       $467,000        $182,000     $  332,000
                                                  ========       ========        ========     ==========
Year ended December 31, 2000 Allowance for
  doubtful accounts............................   $332,000       $915,000        $ 19,000     $1,228,000
                                                  ========       ========        ========     ==========