Form 10-Q
period 2001-03-31
PERSISTENCE SOFTWARE INC
filed 2001-05-15
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2001

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

                              Yes [X]    No [ ]

   As of April 30, 2001, there were 20,005,255 shares of the registrant's Common Stock outstanding.

                                      INDEX

   PART I.      FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS.

                CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

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

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        ITEM 5. OTHER INFORMATION.

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH 31,   DECEMBER 31,
                                                                          2001          2000
                                                                        --------    ------------
                                                                       (UNAUDITED)       [1]
                                              ASSETS
Current assets:
  Cash and cash equivalents                                             $ 10,643      $ 14,103
  Short-term investments                                                   4,203         5,387
  Accounts receivable, net                                                 4,768         7,121
  Prepaid expenses and other current assets                                  732           831
                                                                        --------      --------
          Total current assets                                            20,346        27,442
Property and equipment, net                                                1,499         1,777
Purchased intangibles, net                                                 3,592         4,310
Other assets                                                                  98           112
                                                                        --------      --------
          Total assets                                                  $ 25,535      $ 33,641
                                                                        ========      ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  1,047      $  1,657
  Accrued compensation and related benefits                                1,341         2,787
  Other accrued liabilities                                                1,169         1,731
  Deferred revenues                                                        2,113         2,682
  Current portion of long-term obligations                                 1,233         1,296
                                                                        --------      --------
          Total current liabilities                                        6,903        10,153
Long-term obligations                                                        819           932
                                                                        --------      --------
          Total liabilities                                                7,722        11,085
                                                                        --------      --------

Stockholders' equity:
  Preferred stock                                                             --            --
  Common stock                                                            63,987        63,994
  Deferred stock compensation                                               (249)         (592)
  Notes receivable from stockholders                                         (54)          (94)
  Accumulated deficit                                                    (45,907)      (40,798)
  Accumulated other comprehensive loss                                        36            46
                                                                        --------      --------
          Total stockholders' equity                                      17,813        22,556
                                                                        --------      --------
          Total liabilities and stockholders' equity                    $ 25,535      $ 33,641
                                                                        ========      ========

[1] The condensed consolidated balance sheet as of December 31, 2000 has been extracted from the consolidated financial statements as of that date, and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED
                                                      -----------------------
                                                      MAR. 31,         MAR. 31,
                                                        2001             2000
                                                      --------         --------
                                                             (UNAUDITED)
Revenues:
  Licenses                                            $  2,131         $  2,881
  Service                                                2,735            1,329
                                                      --------         --------
    Total revenues                                       4,866            4,210
                                                      --------         --------

Cost of revenues:
  Licenses                                                   5               50
  Service                                                1,173              715
                                                      --------         --------
    Total cost of revenues                               1,178              765
                                                      --------         --------

Gross profit                                             3,688            3,445

Operating expenses:
  Sales and marketing                                    4,349            5,998
  Research and development, excluding
    amortization of purchased intangibles                1,748            2,013
  General and administrative                             1,374              867
  Amortization of purchased intangibles                    718              496
  Restructuring costs                                      785               --
                                                      --------         --------
    Total operating expenses                             8,974            9,374
                                                      --------         --------

Loss from operations:                                   (5,286)          (5,929)
Interest and other income (expense)
  Interest income                                          204              380
  Interest expense                                         (20)             (13)
  Other, net                                                (7)              --
                                                      --------         --------
    Total interest and other income (expense)              177              367
                                                      --------         --------

Net loss                                              $ (5,109)        $ (5,562)
                                                      ========         ========

Basic and diluted net loss per share                  $  (0.26)        $  (0.29)
                                                      ========         ========

Shares used in calculating basic
  and diluted net loss per share                        19,791           18,968
                                                      ========         ========

            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         ----------------------
                                                                           2001          2000
                                                                         --------      --------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (5,109)     $ (5,562)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                            934           272
     Amortization of deferred stock compensation                              102            99
     Change in allowance for doubtful accounts                                 18           324
     Changes in operating assets and liabilities:
       Accounts receivable                                                  2,335          (320)
       Prepaid expenses and other current assets                               99           341
       Accounts payable                                                      (610)          (62)
       Accrued compensation and related benefits                           (1,446)          956
       Other accrued liabilities                                             (562)          324
       Deferred revenues                                                     (569)          (29)
                                                                         --------      --------
          Net cash used in operating activities                            (4,808)       (3,657)
                                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                                    1,184         1,533
  Property and equipment additions                                             62          (372)
  Purchased intangibles additions                                              --          (173)
  Deposits and other                                                           14           (16)
                                                                         --------      --------
          Net cash provided (used in) by investing activities               1,260           972
                                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock, net of repurchases                                    234            (6)
  Repayment of notes receivable from stockholders                              40
  Repayment of capital lease obligations                                      (11)          (80)
  Repayment of obligations incurred to acquire purchased intangibles         (205)
  Borrowing under loan agreement                                              106
  Repayment under loan agreement                                              (66)
                                                                         --------      --------
          Net cash used in financing activities                                98           (86)
                                                                         --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (10)           --
                                                                         --------      --------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                                  (3,460)       (2,771)
  Beginning of period                                                      14,103        22,300
                                                                         --------      --------
  End of period                                                          $ 10,643      $ 19,529
                                                                         ========      ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for purchased intangibles                                --      $  3,063
                                                                                       ========
  Release of compensatory stock arrangements                             $    241            --
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

2. BASIS OF PRESENTATION

   The condensed consolidated financial statements included in this filing on Form 10-Q as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet was extracted from audited financial statements as of and for the year ended that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2000 filed with the Securities and Exchange Commission.

   In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2001, its condensed consolidated results of operations for the three month periods ended March 31, 2001 and 2000, and its cash flows for the three month periods ended March 31, 2001 and 2000, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

   Certain reclassifications have been made to the 2000 financial statement presentations to conform them to the current year periods' presentations.

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

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                       2001          2000
                                                     --------      --------
Net loss (numerator), basic and
  diluted .......................................    $ (5,109)     $ (5,562)
                                                     ========      ========
Shares (denominator):
  Weighted average common shares
     outstanding ................................      19,836        19,336
  Weighted average common shares
     outstanding subject to
     repurchase .................................         (45)         (368)
                                                     --------      --------
  Shares used in computation,
     basic and diluted ..........................      19,791        18,968
                                                     ========      ========
Net loss per share, basic and
  diluted .......................................    $  (0.26)     $  (0.29)
                                                     ========      ========

   As of March 31, 2001 and 2000, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                            MARCH 31,  MARCH 31,
                                                              2001       2000
                                                            ---------  ---------
            Shares of common stock subject to repurchase         38        337
            Outstanding options                               4,433      3,475
                                                              -----      -----
                 Total                                        4,471      3,812
                                                              =====      =====

4. COMPREHENSIVE INCOME

   For all periods presented, the Company had no comprehensive income items other than net loss and changes in the cumulative translation adjustment.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the Financial Relations Accounting Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was effective for the Company's fiscal year beginning January 1, 2001. The impact of adopting this standard was not material to our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 2000 and 1999 and for each of the years ended December 31, 2000, 1999 and 1998, included in our Annual Report on Form 10-K as of and for the year ended December 31, 2000 filed with the Securities and Exchange Commission. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," "targeting," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K as of and for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

   Persistence is a leading provider of transactional application servers and dynamic Web content acceleration servers - software that processes transactions between users and back-end computer systems in electronic commerce systems. We were incorporated and began operations in 1991. Our first products incorporated patented object-to-relational mapping and caching technologies, which have since become the foundation for our PowerTier product family. From 1992 to 1996, we introduced a variety of enhancements to these products, including a patented data transformation technology for mapping objects to database tables, and caching capabilities.

   In 1996, we developed our PowerTier transactional application server, which integrates all of the previously released Persistence products with new shared transactional caching technologies, which enable multiple users to simultaneously access the same cached data. We first shipped our PowerTier for C++ transactional application server in 1997. Sales of PowerTier for C++ accounted for the majority of our revenues in 1997, 1998, and 1999, during which years we added a professional services staff to enable our customers to implement PowerTier more rapidly. We were one of the first companies to adopt and implement the EJB specification. In 1998, we introduced PowerTier for EJB, which customers have frequently purchased together with PowerTier for C++. Our most recent version of PowerTier for EJB is currently in use by several major customers and was commercially released in March 2000. In November 2000, we introduced PowerTier for J2EE which incorporates our PowerTier for EJB products. We currently plan to continue to focus product development efforts on enhancements to both the PowerTier for C++ and the PowerTier for EJB/J2EE products.

   Our revenues, which consist of software license revenues and service revenues, totaled $4.9 million in the three months ended March 31, 2001, $4.2 million in the three months ended March 31, 2000, $25.3 million in 2000, $14.4 million in 1999, and $10.2 million in 1998. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We expect that, as a percentage of total revenues, sales of PowerTier for J2EE transaction servers will increase and sales of PowerTier for C++ will decrease in the future.

   We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, Germany, Hong Kong and China. Revenues from licenses and services to customers outside the United States were $2.0 million in the three months ended March 31, 2001, $1.4 million in the three months ended March 31, 2000, $7.2 million in 2000, $4.1 million in 1999 and $2.9 million in 1998. Our future success will depend, in part, on our successful development of international markets for our products.

   Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. Sales of products to our top five customers accounted for 52% in the three months ended March 31, 2001, 44% in the three months ended March 31, 2000, 40% of total revenues in 2000, 35% of total revenues in 1999, and 55% of total revenues in 1998. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

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

   We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-4 and 98-9. Future implementation guidance relating to these standards or any future standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provided guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company was required to implement SAB No. 101 in the fourth quarter of the year ended December 31, 2000. The provisions of SAB No. 101 did not have a material impact on the Company's consolidated financial position or results of operations.

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

   Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. We had 152 employees as of December 31, 2000 and 135 as of March 31, 2001, representing a decrease of 11%. In April 2001, we released 28 employees as part of a worldwide restructuring and cost reduction objective. Furthermore, we have incurred net losses in each quarter since 1996 and, as of March 31, 2001, had an accumulated deficit of $45.9 million. We are currently targeting that sales and marketing expenses, research and development expenses, and general and administrative expenses, will remain at or below 2000 spending levels. We expect to incur net losses for the year ending December 31, 2001.

   We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may not achieve or maintain profitability in the future. Our success depends significantly upon broad market acceptance of our PowerTier for J2EE application server. Because Sun Microsystems controls the J2EE standard, we need to maintain a good working relationship with them to develop future versions of PowerTier for J2EE, as well as additional products using the J2EE standard. Our performance will also depend on the level of capital spending in our target market of customers and on the growth and widespread adoption of the market for business-to-business electronic commerce over the Internet.

   On May 9, 2001, the Company offered to exchange for new options all outstanding options to purchase shares of common stock granted under the Company's 1997 Stock Plan that have an exercise price in excess of $1.00 per share and are held by option holders who are employees of the Company on the date of tender and through the grant of the new options. This offer is scheduled to expire on June 7, 2001. Subject to the terms and conditions of the offer, the Company will grant new options under the 1997 Stock Plan to purchase up to a maximum of 3,382,370 shares of common stock in exchange for such tendered options no earlier than six months and one day after the tendered options are accepted and canceled. The exercise price per share of the new options will equal the fair market value of the underlying common stock on the date of grant, which is currently determined as the last reported sale price of the common stock on the Nasdaq National Market on the grant date.

RESULTS OF OPERATIONS

THREE MONTHS (FIRST QUARTERS) ENDED MARCH 31, 2001 AND 2000

Revenues

   Our revenues were $4.9 million for the three months ended March 31, 2001 and $4.2 million for the three months ended March 31, 2000 representing an increase of 16%. International revenues were $2.0 million for the three months ended March 31, 2001 and $1.4 million for the three months ended March 31, 2000, representing an increase of 43%. Salomon Smith Barney and Intershop accounted for 20% and 16% of total revenues, respectively. For the three months ended March 31, 2001, sales of products and services to our top five customers accounted for 52% of total revenues. For the three months ended March 31, 2000, sales of products and services to our top five customers accounted for 44% of total revenues.

   License Revenues. License revenues were $2.1 million for the three months ended March 31, 2001 and $2.9 million for the three months ended March 31, 2000, representing a decrease of 26%. License revenues represented 44% of total revenues for the three months ended March 31, 2001 and 68% of total revenues for the three months ended March 31, 2000. The decrease in software license revenues was primarily due to our focus in the quarter on finalizing various large contracts with significant service components.

   Service Revenues. Our service revenues were $2.7 million for the three months ended March 31, 2001 and $1.3 million for the three months ended March 31, 2000, representing an increase of 106%. The increase in service revenues was primarily due to the completion of various large contracts that included large components of professional consulting services. Service revenues represented 56% of total revenues for the three months ended March 31, 2001 and 32% of total revenues for the three months ended March 31, 2000.

  Cost of Revenues

   Cost of License Revenues. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $5,000 for the three months ended March 31, 2001 and $50,000 for the three months ended March 31, 2000. As a percentage of license revenues, cost of license revenues decreased to 0.2% for the three months ended March 31, 2001 from 2% for the three months ended March 31, 2000. This decrease is principally related to our policy of immediately expensing license costs as opposed to expensing the costs over future periods. Thus, there is no direct correlation between license revenues and cost of revenues.

   Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $1.2 million for the three months ended March 31, 2001 and $715,000 for the three months ended March 31, 2000, representing an increase of 64%. This increase was primarily due to the completion of various large contracts that included large components of professional consulting services. As a percentage of service revenues, cost of service revenues were 43% for the three months ended March 31, 2001 and 54% for the three months ended March 31, 2000. This decrease includes the effects of certain fixed service costs being spread over a larger service revenue base.

  Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $4.3 million for the three months ended March 31, 2001 and $6.0 million for the three months ended March 31, 2000, representing a decrease of 27%. This decrease was primarily due to a reduction in personnel and other worldwide marketing and promotional expenses. Sales and marketing expenses represented 89% of total revenues for the three months ended March 31, 2001 and 142% of total revenues for the three months ended March 31, 2000. We presently are targeting that 2001 sales and marketing expense levels will be at or below 2000 expense levels.

   Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $1.7 million for the three months ended March 31, 2001 and $2.0 million for the three months ended March 31, 2000, representing a decrease of 13%. This decrease includes savings from the use of non-U.S. technical contract staff. Research and development expenses represented 36% of total revenues for the three months ended March 31, 2001 and 48% of total revenues for the three months ended March 31, 2000. We presently are targeting that research and development expense levels will be at or below 2000 expense levels.

   General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $1.4 million for the three months ended March 31, 2001 and $867,000 for the three months ended March 31, 2000, representing an increase of 58%. This increase included additional spending in legal fees relating to the protection of our patent rights. General and administrative expenses represented 28% of total revenues for the three months ended March 31, 2001 and 21% of total revenues for the three months ended March 31, 2000. We presently are targeting that general and administrative expense levels will be at or below 2000 expense levels.

   Amortization of Purchased Intangibles. Amortization of purchased intangibles was $718,000 for the three months ended March 31, 2001 and $496,000 for the three months ended March 31, 2000. The increase in amortization was due to the increased level of purchased intangibles, primarily resulting from our acquisition of additional purchased technology during 2000. In light of our ongoing efforts related to restructuring our operations as discussed below, we presently are reviewing the valuations and useful lives of our purchased intangibles. This may result in a reduction in the net book value in 2001. We had not completed our evaluation of potential impairment of such assets and therefore did not record any valuation adjustments in the three months ended March 31, 2001.

   Restructuring Costs. Restructuring costs consist primarily of severance payments to employees, the costs related to closing our operations in France and associated expenses. Restructuring costs were $785,000 for the three months ended March 31, 2001 and represented 16% of total revenue for the three months ended March 31, 2001. We are presently considering additional actions to further restructure our organization in 2001.

   Interest and Other Income (Expense). Interest and other income (expense) consists primarily of earnings on our cash, cash equivalents and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings, and, in the first quarter of 2001, various miscellaneous state and foreign taxes, and other expenses. Interest and other income (expense) was $177,000 for the three months ended March 31, 2001 and $367,000 for the three months ended March 31, 2000, representing a decrease of 52%. This decrease was primarily due to lower interest earned as a result of the decrease in our cash balance. We expect that interest and other income (expense) will decrease as we continue to use the net proceeds from our initial public offering.

   Stock-Based Compensation. Some options granted and common stock issued during the years ended December 31, 2000, 1999, 1998 and 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of March 31, 2001 was $249,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $102,000 in the three months ended March 31, 2001 and $99,000 in the three months ended March 31, 2000.

   Provision for Income Taxes. Since inception, we have incurred net operating losses for federal and state tax purposes and have only recognized minimal tax provisions within our international subsidiaries. We have placed a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of these assets. We evaluate on a quarterly basis the recoverability of the net deferred tax assets and the level of the valuation allowance. If and when we determine that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

QUARTERLY RESULTS OF OPERATIONS

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

   Our license revenues in the first quarter of 2001 were lower than those in the fourth quarter of 2000 and our license revenues in the first quarter of 2000 were lower than those in the fourth quarter of 1999. In the future, we expect this trend to continue, with the fourth quarter of each year accounting for the greatest percentage of total revenues for the year and with an absolute decline in revenues from the fourth quarter to the first quarter of the next year.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We have also financed our business through a loan in the principal amount of $800,000, borrowings of $640,000 under an equipment financing facility and capitalized leases. As of March 31, 2001, we had $14.8 million of cash, cash equivalents and short-term investments and $13.4 million of working capital.

   Net cash used in operating activities was $4.8 million for the three months ended March 31, 2001 and $3.7 million for the three months ended March 31, 2000. For the first quarter of 2001, cash used in operating activities was attributable primarily to net losses and decreases in accrued compensation, other accrued liabilities, accounts payable and deferred revenues. Those decreases were partially offset by a substantial decrease in accounts receivable and by depreciation and amortization. For the first quarter of 2000, cash used in operating activities was attributed primarily to net losses partially offset by increases in accrued liabilities.

   Net cash provided by investing activities was $1.3 million for the three months ended March 31, 2001 and $972,000 for the three months ended March 31, 2000. For each of the periods, cash provided by investing activities was attributable primarily to decreases in short-term investments as we utilized cash.

   Net cash provided by financing activities was $98,000 for the three months ended March 31, 2001 and net cash used in financing activities was $86,000 for the three months ended March 31, 2000.

   We have credit facilities with Comerica Bank. Under those credit facilities, the Company has a $5.0 million revolving line of credit facility available through October 31, 2001, an $800,000 equipment term loan, and a second equipment financing facility for an amount up to $1.0 million under which drawdowns were available through April 30, 2001. As of March 31, 2001 we had no borrowings outstanding under the revolving line of credit facility. As of March 31, 2001, we had a promissory note in favor of Comerica related to our first equipment term loan, under which $267,000 out of an original $800,000 was outstanding. We are required to make principal payments of $22,222 per month plus interest of 7.75% per annum on the unpaid principal balance, payable in 18 monthly installments. As of March 31, 2001 we had $640,000 outstanding under the second equipment financing facility. Under this facility, borrowings of $655,000 outstanding on May 1, 2001 converted to a 30-month term loan having equal monthly payments of principal and interest. Borrowings under the equipment financing facility will bear interest at the bank's base rate plus 0.50%. The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $10 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2 to 1. As of March 31, 2001, we were in compliance with our debt covenants. Borrowings under the facilities are collateralized by substantially all of the Company's assets

   Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments. We may increase our capital expenditures if we expand into additional international markets.

   We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned product development and marketing efforts, which could jeopardize our business.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

   You should carefully consider the following risks in addition to the other information contained in this annual report on Form 10-Q. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem to be material, but are not the only ones that we face.

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

   - our substantial dependence for revenue from our PowerTier for J2EE product, which was first introduced in 1998 and has achieved only limited market acceptance;

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

   - our dependence on Enterprise JavaBeans, commonly known as J2EE, becoming a widely accepted standard in the transactional application server market; and

   -  our dependence upon key personnel.

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NEVER BECOME OR REMAIN PROFITABLE.

   Our revenues may not continue to grow, and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $5.1 million in the three months ended March 31, 2001, $16.7 million in 2000, $11.3 million in 1999, $4.1 million in 1998 and $4.7 million in 1997. As of March 31, 2001, we had an accumulated deficit of $45.9 million. While we are currently targeting relatively flat sales and marketing, research and development, and general and administrative expenses for 2001 as compared to 2000, we will still need to increase our revenues to become profitable. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

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

   -  the failure to procure needed funding could result in:

        - a dramatic reduction in scope in our planned product development or marketing efforts; or

        - an inability to respond to competitive pressures or take advantage of market opportunities.

   If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned product development and marketing efforts, which could jeopardize our business.

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

   Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In the three months ended March 31, 2001, sales of products and services to our top five customers accounted for 52% of total revenues. In 2000, sales of products and services to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. In 1999, sales of products and services to Cisco accounted for 13% of our total revenues, and sales of products and services to our top five customers accounted for 35% of total revenues. In 1998, sales of products and services to Cisco accounted for 14% of our total revenues, sales of products and services to Instinet accounted for 17% of our total revenues, and sales of products and services to our top five customers accounted for 55% of total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

WE DEPEND ON THE JAVA PROGRAMMING LANGUAGE, THE ENTERPRISE JAVABEANS STANDARD AND THE EMERGING MARKET FOR DISTRIBUTED OBJECT COMPUTING, AND IF THESE TECHNOLOGIES FAIL TO GAIN ACCEPTANCE, OUR BUSINESS COULD SUFFER.

   We are focusing significant marketing efforts on our PowerTier for J2EE application server, which is based on three relatively new technologies, which have not been widely adopted by a large number of companies. These three technologies are a distributed object computing architecture, Sun Microsystems' Java programming language and J2EE (formerly EJB). Distributed object computing combines the use of software modules, or objects, communicating across a computer network to software applications, such as our PowerTier application server. J2EE is the Java programming standard for use in an application server. In 1998, we launched our PowerTier for EJB product, which is a transactional application server that uses Java and conforms to the EJB/J2EE standard. Sun Microsystems released the J2EE standard in 1998, and thus far EJB/J2EE has had limited market acceptance. Since our PowerTier for J2EE product depends upon the specialized J2EE standard, we face a limited market compared to competitors who may offer application servers based on more widely accepted standards, including the Java programming language. We expect a substantial portion of our future revenues will come from sales of products based on the J2EE standard. Thus, our success depends significantly upon broad market acceptance of distributed object computing in general, and Java application servers in particular. If J2EE does not become a widespread programming standard for application servers, our revenues and business could suffer.

IF WE DO NOT DELIVER PRODUCTS THAT MEET RAPIDLY CHANGING TECHNOLOGY STANDARDS AND CUSTOMER DEMANDS, WE WILL LOSE MARKET SHARE TO OUR COMPETITORS.

   The market for our products and services is characterized by rapid technological change, dynamic customer demands and frequent new product introductions and enhancements. Customer requirements for products can change rapidly as a result of innovation in software applications and hardware configurations and the emergence or adoption of new industry standards, including Internet technology standards. We may need to increase our research and development investment to maintain our technological leadership. Our future success depends on our ability to continue to enhance our current products and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments. For example, as Sun Microsystems introduces new J2EE specifications, we will need to introduce new versions of PowerTier for J2EE designed to support these new specifications to remain competitive. If we do not bring enhancements and new versions of our products to market in a timely manner, our market share and revenues could decrease and our reputation could suffer. If we fail to anticipate or respond adequately to changes in technology and customer needs, or if there are any significant delays in product development or introduction, our revenues and business could suffer.

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO MAINTAIN AND TRAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

   We must have a strong direct sales team to generate increased revenue. In the last several years, we have experienced significant turnover in our sales team, and in early 2001, we implemented a reduction in force and substantially reorganized our sales team. In order to meet our future sales goals, we may need to hire more salespeople for both our domestic and international sales efforts. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force, in particular as a result of our recent restructuring, and thus a number of our sales people at any given time may be relatively new and may not meet our sales goals. In addition, our recently hired employees may not become productive, and we may not be able to hire enough qualified individuals in the future.

BECAUSE OUR FUTURE REVENUE GOALS ARE BASED ON OUR DEVELOPMENT OF A STRONG SALES CHANNEL THROUGH OEM PARTNERS AND OTHER RESELLERS, ANY FAILURE TO DEVELOP THIS CHANNEL MAY RESULT IN LOWER REVENUES.

   To date, we have sold our products primarily through our direct sales force, but our ability to achieve significant revenue growth in the future will depend in large part on our success in establishing and leveraging relationships with OEM partners and other resellers. It may be difficult for us to establish these relationships, and, even if we establish these relationships, we will then depend on the sales efforts of these third parties. In addition, because these relationships are nonexclusive, these third parties may choose to sell application servers or other alternative solutions offered by our competitors, and not our products. If we fail to successfully build our third-party distribution channels or if our third party partners do not perform as expected, our business could be harmed.

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

BECAUSE WE COMPETE WITH SUN MICROSYSTEMS, WHO CONTROLS THE J2EE APPLICATION SERVER STANDARD, WE FACE THE RISK THAT THEY MAY DEVELOP THIS STANDARD TO FAVOR THEIR OWN PRODUCTS.

   Our success depends on achieving widespread market acceptance of our PowerTier for J2EE application server. Because Sun Microsystems controls the J2EE standard, we need to maintain a good working relationship with Sun Microsystems to develop future versions of PowerTier for J2EE, as well as additional products using J2EE, that will gain market acceptance. In March 1998, we entered into a license agreement with Sun Microsystems, pursuant to which we granted Sun Microsystems rights to manufacture and sell, by itself and not jointly with others, products under a number of our patents, and Sun Microsystems granted us rights to manufacture and sell, by ourselves and not jointly with others, products under a number of Sun Microsystems' patents. As a result, Sun Microsystems may develop and sell some competing products that would, in the absence of this license agreement, infringe our patents. Because Sun Microsystems controls the J2EE standard, it could develop the J2EE standard in a more proprietary way to favor a product offered by its subsidiary, iPlanet, or a third party, which could make it much harder for us to compete in the J2EE application server market.

MICROSOFT HAS ESTABLISHED A COMPETING APPLICATION SERVER STANDARD, WHICH COULD DIMINISH THE MARKET POTENTIAL FOR OUR PRODUCTS IF IT GAINS WIDESPREAD ACCEPTANCE.

   Microsoft has established a competing standard for distributed computing, COM, which includes an application server product. If this standard gains widespread market acceptance over the J2EE or CORBA standards, on which our products are based, our business would suffer. Because of Microsoft's resources and commanding position with respect to other markets and technologies, Microsoft's entry into the application server market may cause our potential customers to delay purchasing decisions. We expect that Microsoft's presence in the application server market will increase competitive pressure in this market.

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

   -  ease and speed of implementation;

   -  quality of support and service;

   -  security;

   -  company reputation; and

   -  price.

   Our competitors for both PowerTier and Dynamai include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Secant Technologies, IBM (WebSphere), Oracle (OAS) and i-Planet (Sun Microsystems). Many customers may not be willing to purchase our PowerTier platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. In addition, some competitors offer products that are less complex than our PowerTier products and require less customization to implement with potential customers' existing systems. Thus, potential customers engaged in simpler business-to-business e-commerce transactions may prefer these "plug-and-play" products to our more complex offerings. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus indirect competitors. Further, dozens of companies have already supported, or have announced their intention to support J2EE, and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, in the PowerTier for C++ market, many potential customers build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments.

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

OUR BUSINESS COULD SUFFER IF WE CANNOT ATTRACT AND RETAIN THE SERVICES OF KEY EMPLOYEES.

   Our future success depends on the ability of our management to operate effectively, both individually and as a group. We are substantially dependent upon the continued service of our existing executive personnel, especially Christopher T. Keene, our Chief Executive Officer and Chairman of the Board. We do not have a key person life insurance policy covering Mr. Keene or any other officer or key employee. Our success will depend in large part upon our ability to attract and retain highly-skilled employees, particularly sales personnel and software engineers. There is significant competition for skilled employees, especially for people who have experience in both the software and Internet industries. We have experienced significant turnover among sales personnel in recent years, which makes retention more challenging, in particular as a result of our recent restructuring. If we are not successful in attracting and retaining these skilled employees, our sales and product development efforts would suffer. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of that employee and any resulting loss of existing or potential customers to a competitor could harm our business. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees.

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

   Our future success will depend, in part, on our successful development of international markets for our products. Approximately 41% of our revenues came from sales of products and services outside of the United States for the three months ended March 31, 2001, and approximately 28% of our revenues came from sales of products and services outside of the United States during each of 2000, 1999 and 1998. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

IF WE DO NOT PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION MAY BE IMPAIRED.

   Our success depends on our ability to protect our proprietary rights to the technologies used in our products, and yet the measures we are taking to protect these rights may not be adequate. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products, which could harm our business. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions to protect our proprietary technology, but these legal means afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. We are currently engaged in a lawsuit to protect our intellectual property rights. Further litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs and diversion of management attention and resources.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

   If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price through the sale of securities. As of March 31, 2001, we had approximately 20 million shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradeable. In addition, shares held by affiliates are tradeable, subject to the volume and other restrictions of Rule 144.

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

   As of April 30, 2001, executive officers and directors, and entities affiliated with them, owned approximately 28% of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, continue to control the election of a majority of the directors and the determination of all corporate actions. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT COULD DISRUPT OUR BUSINESS AND DILUTE OUR STOCKHOLDERS.

   As part of our business strategy, we expect to review acquisition prospects that we believe would be advantageous to the development of our business. While we have no current agreements or negotiations underway with respect to any major acquisitions of third-party technology, we may make acquisitions of businesses, products or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any of which could materially and adversely affect our financial results and the price of our common stock:

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

   Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at March 31, 2001, the fair value of our cash equivalents would change by approximately $75,000.

   Foreign Currency Fluctuations. We operate in several international locations using local currencies for the payment of employees and suppliers, however, we did not have any significant net balances that are due or payable in foreign currencies at March 31, 2001. A hypothetical ten percent change in foreign currency rates would have changed the results of operations by approximately $150,000 for the three months ended March 31, 2001. We do not hedge any of our foreign currency exposures.

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

   The action against Secant was settled in January 2001. The action against TOP has reached the stage of provisional settlement and is expected to conclude by the end of June 2001.

   Except as described above, the Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d)     Use of Proceeds

   Our registration statement on Form S-1, SEC File No. 333-76867, for our initial public offering of common stock became effective on June 24, 1999. We registered and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a per share price of $11.00. Our underwriters were BancBoston Robertson Stephens, U.S. Bancorp Piper Jaffray, and Soundview Technology Group. Offering proceeds, net of aggregate underwriting commissions and discounts of $2.7 million and other offering transaction expenses of $1.1 million, were $34.1 million. None of the underwriting commissions and discounts or other offering transaction expenses were direct or indirect payments to our directors, officers, or holders of 10% or more of our stock. From June 24, 1999 through March 31, 2001, we have used the net offering proceeds as follows:

          Working capital expenditures......................   $14.2 million
          Acquiring property and equipment..................     2.2 million
          Acquiring technologies............................     2.9 million
                                                                22.3 million
          Investing in cash and cash equivalents
            and in short-term, investment grade,
            interest-bearing securities.....................    14.8 million
                                                               -------------
                                                               $34.1 million
                                                               =============

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

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS:

       3.2 Amended and Restated Bylaws of Persistence Software, as amended on March 2, 2001

   (b) REPORTS ON FORM 8-K:

       None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PERSISTENCE SOFTWARE, INC.

                                         By: /s/ CHRISTINE RUSSELL
                                             -------------------------------
                                             CHRISTINE RUSSELL
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)

Date: May 15, 2001

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------                           -----------
  3.2                    Amended and Restated Bylaws of Persistence Software,
                         as amended on March 2, 2001