Form 10-Q
period 2001-06-30
PERSISTENCE SOFTWARE INC
filed 2001-08-14
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2001

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

                                 Yes [X]  No [ ]

   As of July 31, 2001, there were 20,019,148 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.      FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.

               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND
               DECEMBER 31, 2000.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
               SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
               MONTHS ENDED JUNE 30, 2001 AND 2000.

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        AS OF
                                                              --------------------------
                                                                JUNE 30,    DECEMBER 31,
                                                                  2001          2000
                                                              -----------  --------------
                                                              (UNAUDITED)  (EXTRACTED)[1]
Assets:
    Current assets:
         Cash and cash equivalents                              $  6,938       $ 14,103
         Short-term investments                                    2,541          5,387
         Accounts receivable, net                                  5,391          7,121
         Prepaid expenses and other current assets                   652            831
                                                                --------       --------
              Total current assets                                15,522         27,442
         Property and equipment, net                               1,132          1,777
         Purchased intangibles, net                                1,244          4,310
         Other assets                                                118            112
                                                                --------       --------
              Total assets                                      $ 18,015       $ 33,641
                                                                ========       ========
Liabilities and Stockholders' Equity:
    Current liabilities:
         Accounts payable                                       $    448       $  1,657
         Accrued compensation and related benefits                 1,164          2,787
         Other accrued liabilities                                 1,183          1,731
         Deferred revenues                                         1,713          2,682
         Current portion of long-term obligations                  1,186          1,296
                                                                --------       --------
              Total current liabilities                            5,694         10,153
    Long-term obligations                                            779            932
                                                                --------       --------
              Total liabilities                                    6,473         11,085
                                                                --------       --------
    Stockholders' equity:
         Preferred stock                                              --             --
         Common stock                                             64,065         63,994
         Unamortized deferred stock compensation                    (231)          (592)
         Notes receivable from stockholders                          (54)           (94)
         Accumulated deficit                                     (52,192)       (40,798)
         Accumulated other comprehensive loss                        (46)            46
                                                                --------       --------
              Total stockholders' equity                          11,542         22,556
                                                                --------       --------
              Total liabilities and stockholders' equity        $ 18,015       $ 33,641
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

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   -----------------------       -----------------------
                                                   JUN. 30,       JUN. 30,       JUN. 30,       JUN. 30,
                                                     2001           2000           2001           2000
                                                   --------       --------       --------       --------
                                                         (UNAUDITED)                   (UNAUDITED)
Revenues:
    Licenses                                       $  2,538       $  4,402       $  4,669       $  7,283
    Service                                           2,213          1,556          4,948          2,885
                                                   --------       --------       --------       --------
       Total revenues                                 4,751          5,958          9,617         10,168
                                                   --------       --------       --------       --------
Cost of revenues:
    Licenses                                              1             16              6             66
    Service                                           1,189            902          2,362          1,617
                                                   --------       --------       --------       --------
       Total cost of revenues                         1,190            918          2,368          1,683
                                                   --------       --------       --------       --------
Gross profit                                          3,561          5,040          7,249          8,485
                                                   --------       --------       --------       --------
Operating expenses:
    Sales and marketing                               3,819          5,255          8,168         11,253
    Research and development, excluding
      amortization of purchased intangibles           1,583          2,213          3,331          4,226
    General and administrative                        1,394          1,492          2,768          2,359
    Amortization and impairment of purchased
      intangibles                                     2,458            771          3,177          1,267
    Restructuring costs                                 688             --          1,473             --
           Total operating expenses                   9,942          9,731         18,917         19,105
                                                   --------       --------       --------       --------
Loss from operations                                 (6,381)        (4,691)       (11,668)       (10,620)
Interest income                                         115            318            319            698
Interest and other expense                              (18)           (28)           (45)           (41)
                                                   --------       --------       --------       --------
Net loss                                           $ (6,285)      $ (4,401)      $(11,394)      $ (9,963)
                                                   ========       ========       ========       ========
Basic and diluted net loss per share               $  (0.32)      $  (0.23)      $  (0.57)      $  (0.52)
                                                   ========       ========       ========       ========
Shares used in calculating basic
  and diluted net loss per share                     19,916         19,148         19,854         19,055
                                                   ========       ========       ========       ========

            See notes to condensed consolidated financial statements.

\
                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                           -----------------------------
                                                           JUNE 30, 2001   JUNE 30, 2000
                                                           -------------   -------------
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(11,394)      $ (9,963)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                               1,090          1,550
     Impairment of purchased intangibles                         1,988             --
     Amortization of deferred stock compensation                   162            255
     Loss on sale of fixed assets                                  154             --
     Provision for doubtful accounts                               160            395
     Changes in operating assets and liabilities:
        Accounts receivable                                      1,571            380
        Prepaid expenses and other currents assets                 613           (996)
        Accounts payable                                        (1,209)           742
        Accrued compensation and related benefits               (1,623)         1,214
        Other accrued liabilities                                 (548)           604
        Deferred revenues                                         (969)           723
                                                              --------       --------
          Net cash used in operating activities                (10,005)        (5,096)
                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments                                 2,846          3,720
  Purchase of property and equipment                               (36)          (686)
  Proceeds from sale of property and equipment                      81             --
  Deposits and other                                                (6)            (3)
                                                              --------       --------
          Net cash provided by investing activities              2,885          3,031
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock, net of repurchases                         270             25
  Repayment of notes receivable from stockholders                   40             --
  Repayment of capital lease obligations                           (26)          (191)
  Repayment of obligations incurred to acquire purchased
    intangibles                                                   (205)            --
  Borrowing under loan agreement                                   122             --
  Repayment under loan agreement                                  (154)            --
                                                              --------       --------
          Net cash provided by (used in) financing
            activities                                              47           (166)
                                                              --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                      (92)            --
                                                              --------       --------
CASH AND CASH EQUIVALENTS:
  Net decrease                                                  (7,165)        (2,231)
  Beginning of period                                           14,103         22,300
                                                              --------       --------
  End of period                                               $  6,938       $ 20,069
                                                              ========       ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Common stock issued for purchased intangibles                $     --       $  3,063
                                                              ========       ========
 Release of compensatory stock arrangements                   $    252       $     --
                                                              ========       ========
 Compensatory stock arrangements                              $    (53)      $     --
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

2. BASIS OF PRESENTATION

   The condensed consolidated financial statements included in this filing on Form 10-Q as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet was extracted from audited financial statements as of and for the year ended that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2000 filed with the Securities and Exchange Commission.

   In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2001, its condensed consolidated results of operations for the three and six month periods ended June 30, 2001 and 2000, and its cash flows for the three and six month periods ended June 30, 2001 and 2000, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

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

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                      -----------------------       -----------------------
                                         2001          2000           2001           2000
                                      --------       --------       --------       --------
Net loss (numerator), basic and
  diluted                             $ (6,285)      $ (4,401)      $(11,394)      $ (9,963)
                                      ========       ========       ========       ========
Shares (denominator):
  Weighted average common shares
     outstanding                        19,946         19,460         19,892         19,397
  Weighted average common shares
     outstanding subject to
     repurchase                            (30)          (312)           (38)          (342)
                                      --------       --------       --------       --------
  Shares used in computation,
     basic and diluted                  19,916         19,148         19,854         19,055
                                      ========       ========       ========       ========
Net loss per share, basic and
  diluted                             $  (0.32)      $  (0.23)      $  (0.57)      $  (0.52)
                                      ========       ========       ========       ========

   As of June 30, 2001 and 2000, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):


                                                        JUNE 30,  JUNE 30,
                                                          2001      2000
                                                        --------  --------
      Shares of common stock subject to repurchase           21       286
      Outstanding options                                 1,972     3,708
      Outstanding warrants                                   80        --
                                                          -----     -----
           Total                                          2,073     3,994
                                                          -----     -----

4. COMPREHENSIVE INCOME

   For all periods presented, the Company had no comprehensive income items other than net loss and changes in the cumulative translation adjustment.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was effective for the Company's fiscal year beginning January 1, 2001. The impact of adopting this standard was not material to our financial statements because the Company has not entered into derivative instruments.

   In June 2001, the FASB issued No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard is not expected to be material to our financial statements as the Company does not currently carry any goodwill or intangible assets with indefinite lives.


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

   In 1996, we developed our PowerTier transactional application server, which integrates all of the previously released Persistence products with new shared transactional caching technologies, which enable multiple users to simultaneously access the same cached data. We first shipped our PowerTier for C++ transactional application server in 1997. Sales of PowerTier for C++ accounted for the majority of our revenues in 1997, 1998, and 1999, during which years we added a professional services staff to enable our customers to implement PowerTier more rapidly. We were one of the first companies to adopt and implement the EJB specification. In 1998, we introduced PowerTier for EJB, which customers have frequently purchased together with PowerTier for C++. Our most recent version of PowerTier for EJB/J2EE is currently in use by several major customers and was commercially released in March 2000. In November 2000, we introduced PowerTier for J2EE which incorporates our PowerTier for EJB products. We currently plan to continue to focus product development efforts on enhancements to both the PowerTier for C++ and the PowerTier for EJB/J2EE products.

   Our revenues, which consist of software license revenues and service revenues, totaled $9.6 million in the six months ended June 30, 2001, and $10.2 million in the six months ended June 30, 2000. Revenues for 2000 totaled $25.3 million, $14.4 million in 1999 and $10.2 million in 1998. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We expect that, as a percentage of total revenues, sales of PowerTier for EJB/J2EE transaction servers will increase and sales of PowerTier for C++ will decrease in the future.

   We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, Germany, and Hong Kong. Revenues from licenses and services to customers outside the United States were $4.4 million in the six months ended June 30, 2001, and $3.9 million in the six months ended June 30, 2000, $7.2 million in 2000, $4.1 million in 1999 and $2.9 million in 1998. Our future success will depend, in part, on our successful development of international markets for our products.

   Historically, we have received a substantial portion of our revenues from sales to a limited number of customers. Sales to our top five customers accounted for 51% of revenues in the six months ended June 30, 2001, and 40% of revenues in the six months ended June 30, 2000. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

   To date, we have sold our products and services primarily through our direct sales force, and we will need to continue to hire sales people, in particular those with expertise in channel sales, in order to meet our sales goals. In addition, our ability to achieve significant revenue growth will depend in large part on our success in establishing and leveraging relationships with systems integrators and other third parties.

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

   Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. We had 152 employees as of December 31, 2000 and 104 as of June 30, 2001, representing a decrease of 31%. In April 2001, we released 28 employees as part of a worldwide restructuring and cost reduction objective. Furthermore, we have incurred net losses in each quarter since 1996 and, as of June 30, 2001, had an accumulated deficit of $52.2 million. We are currently targeting that sales and marketing expenses, research and development expenses, and general and administrative expenses, will remain below 2000 spending levels. We expect to incur net losses for the year ending December 31, 2001.

   We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may not achieve or maintain profitability in the future. Our success depends significantly upon broad market acceptance of our PowerTier for EJB/J2EE application server. Because Sun Microsystems controls the EJB/J2EE standard, we need to maintain a good working relationship with them to develop future versions of PowerTier for EJB/J2EE, as well as additional products using the EJB/J2EE standard. Our performance will also depend on the level of capital spending in our target market of customers and on the growth and widespread adoption of the market for business-to-business electronic commerce over the Internet.

   On May 9, 2001, the Company offered to exchange all outstanding options granted under the Company's 1997 Stock Plan that had an exercise price in excess of $1.00 per share and were held by option holders who were employees of the Company on the date of tender and through the grant date, for new options to purchase shares of the Company's common stock. This offer expired on June 7, 2001 and resulted in the cancellation of 2,155,032 unexercised options. Subject to the terms and conditions of the offer, the Company will grant new options under the 1997 Stock Plan to purchase shares of common stock in exchange for such tendered options no earlier than six months and one day after June 7, 2001. The exercise price per share of the new options will equal the fair market value of the underlying common stock on the date of grant, which is currently determined as the last reported sale price of the common stock on the Nasdaq National Market on the grant date.

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

      - demand for and market acceptance of our PowerTier for C++ and PowerTier for EJB/J2EE products;

      -  the possible loss of sales people;

      -  introduction of new products or services by us or our competitors;

      -  annual or quarterly budget cycles of our customers;

      - the level of product and price competition in the application server market;

      -  our lengthy sales cycle;

      - our success in maintaining our direct sales force and expanding our indirect distribution channels;

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


   THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

   Our revenues were $4.8 million for the three months ended June 30, 2001 and $6.0 million for the three months ended June 30, 2000 representing a decrease of 20%. International revenues were $2.4 million, for the three months ended June 30, 2001 and $4.8 million for the three months ended June 30, 2000. In the three months ended June 30, 2001, sales to Salomon Smith Barney accounted for 16% of total revenues and sales to Infron accounted for 15% of total revenues.

   LICENSE REVENUES. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. License revenues were $2.5 million for the three months ended June 30, 2001 and $4.4 million for the three months ended June 30, 2000, representing a decrease of 43%. License revenues represented 52% of total revenues for the three months ended June 30, 2001 and 73% of total revenues for the three months ended June 30, 2000. The decrease in software license revenues was due in part to the general slowdown in technology spending experienced by many vendors during the second quarter and our focus on certain consulting projects with significant service components.

   SERVICE REVENUES. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $2.2 million for the three months ended June 30, 2001 and $1.6 million for the three months ended June 30, 2000, representing an increase of 38%. The increase in service revenues was primarily due to our focus in the second quarter on certain consulting projects. Service revenues represented 46% of total revenues for the three months ended June 30, 2001 and 27% of total revenues for the three months ended June 30, 2000.

COST OF REVENUES

   COST OF LICENSE REVENUES. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $1,000 for the three months ended June 30, 2001 and $16,000 for the three months ended June 30, 2000. These costs are expensed as incurred and not carried in inventory. Consequently, the costs can be markedly different from one period to another and may bear no direct relationship to license revenue.

   COST OF SERVICE REVENUES. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $1.2 million for the three months ended June 30, 2001 and $0.9 million for the three months ended June 30, 2000, representing an increase of 33%. This increase was primarily related to professional services provided on various consulting projects. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

OPERATING EXPENSES

   SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $3.8 million for the three months ended June 30, 2001 and $5.3 million for the three months ended June 30, 2000, representing a decrease of 28%. This decrease was primarily due to a reorganization of our sales and marketing departments and includes savings from the elimination of several management and staff positions, a reduction in the number of trade shows attended and a decrease in general promotion, public relations and market research spending. Sales and marketing expenses represented 80% of total revenues for the three months ended June 30, 2001 and 88% of total revenues for the three months ended June 30, 2000. We are presently targeting sales and marketing expense levels to be below comparable 2000 expense levels.

   RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $1.6 million for the three months ended June 30, 2001 and $2.2 million for the three months ended June 30, 2000, representing a decrease of 27%. This decrease was primarily due to reductions during the second quarter of 2001 in personnel, external consultants, travel and recruiting costs. We are presently targeting research and development expense levels to be below comparable 2000 expense levels.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $1.4 million for the three months ended June 30, 2001 and $1.5 million for the three months ended June 30, 2000, representing a decrease of 7%. This decrease was principally related to reductions in personnel costs. We are presently targeting general and administrative expense levels to be below comparable 2000 expense levels.

   AMORTIZATION AND IMPAIRMENT OF PURCHASED INTANGIBLES. Amortization and impairment of purchased intangibles was $2.5 million for the three months ended June 30, 2001 and $0.8 million for the three months ended June 30, 2000. Based on an evaluation of our purchased intangibles at June 30, 2001, we recorded an impairment charge of $2.0 million in the second quarter of 2001 to write down the carrying value of these assets to their net realizable values, which reflect the expected economic benefits to be derived from the use of these assets.

   NET INTEREST INCOME. Net interest income consists primarily of earnings on our cash, cash equivalent and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $97,000 for the three months ended June 30, 2001 and $290,000 for the three months ended June 30, 2000, representing a decrease of $193,000. This decrease was primarily due to a reduction in our short-term investment balances and a general reduction in market interest rates. We expect that net interest income will decrease as we continue to use the net proceeds from our initial public offering.

   STOCK-BASED COMPENSATION. Some options granted and common stock issued during the three months ended June 30, 2001 and the years ended December 31, 2000, 1999, 1998 and 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of June 30, 2001 was $231,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $60,000 in the three months ended June 30, 2001 and $156,000 in the three months ended June 30, 2000.

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

   SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

   Our revenues were $9.6 million for the six months ended June 30, 2001 and $10.2 million for the six months ended June 30, 2000 representing a decrease of 6%. International revenues were $4.4 million for the six months ended June 30, 2001 and $3.9 million for the six months ended June 30, 2000. In the six months ended June 30, 2001, sales to Salomon Smith Barney accounted for 18% of revenues and sales to Intershop accounted for 9% of revenues. For the six months ended June 30, 2000, sales to Cisco accounted for 11% of our total revenues and sales to Intershop accounted for 10% of revenues.

   LICENSE REVENUES. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. License revenues were $4.7 million for the six months ended June 30, 2001 and $7.3 million for the six months ended June 30, 2000, representing a decrease of 36%. License revenues represented 49% of total revenues for the six months ended June 30, 2001 and 72% of total revenues for the six months ended June 30, 2000. The decrease in software license revenues was due in part to the general slowdown in technology spending experienced by many vendors during the first six months of 2001. In addition, our focus on certain large projects with significant service components also contributed to the overall reduction in license revenues.

   SERVICE REVENUES. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $4.9 million for the six months ended June 30, 2001 and $2.9 million for the six months ended June 30, 2000, representing an increase of 69%. The increase in service revenues was primarily due to our focus in the first six months of 2001 on certain large projects involving higher elements of professional services revenue. Service revenues represented 51% of total revenues for the six months ended June 30, 2001 and 28% of total revenues for the six months ended June 30, 2000.

COST OF REVENUES

   COST OF LICENSE REVENUES. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $6,000 for the six months ended June 30, 2001 and $66,000 for the six months ended June 30, 2000. As a percentage of license revenues, cost of license revenues was 0.1% for the six months ended June 30, 2001 and 1% for the six months ended June 30, 2000. These costs are expensed as incurred and not carried in inventory. Consequently, the costs can be markedly different from one period to another and may bear no direct relationship to license revenue.

   COST OF SERVICE REVENUES. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $2.4 million for the six months ended June 30, 2001 and $1.6 million for the six months ended June 30, 2000, representing an increase of 50%. This increase was primarily due to professional services provided on certain large projects at Salomon Smith Barney. As a percentage of service revenues, cost of service revenues were 48% for the six months ended June 30, 2001 and 56% for the six months ended June 30, 2000. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

OPERATING EXPENSES

   SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $8.2 million for the six months ended June 30, 2001 and $11.3 million for the six months ended June 30, 2000, representing a decrease of 27%. This decrease was primarily due to a reorganization of our marketing department during the first six months of 2001, including the elimination of several management and staff positions, a reduction in the number of trade shows attended and a decrease in general promotion, public relations and market research spending. Sales and marketing expenses represented 85% of total revenues for the six months ended June 30, 2001 and 111% of total revenues for the six months ended June 30, 2000. We are presently targeting sales and marketing expense levels to be below comparable 2000 expense levels.

   RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $3.3 million for the six months ended June 30, 2001 and $4.2 million for the six months ended June 30, 2000, representing a decrease of 21%. This decrease was primarily due to reductions during the second quarter in personnel, external consultants, travel and recruiting costs. Research and development expenses represented 35% of total revenues for the six months ended June 30, 2001 and 42% of total revenues for the six months ended June 30, 2000. We are presently targeting research and development expense levels to be below comparable 2000 expense levels.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel. Our general and administrative expenses were $2.8 million for the six months ended June 30, 2001 and $2.4 million for the six months ended June 30, 2000, representing an increase of 17%. This increase was due to increases in legal settlement and other professional service expenses. General and administrative expenses represented 29% of total revenues for the six months ended June 30, 2001 and 23% of total revenues for the six months ended June 30, 2000. We are presently targeting general and administrative expense levels to be below comparable 2000 expense levels.

   AMORTIZATION AND IMPAIRMENT OF PURCHASED INTANGIBLES. Amortization and impairment of purchased intangibles was $3.2 million for the six months ended June 30, 2001 and $1.3 million for the six months ended June 30, 2000. Based on an evaluation of our purchased intangibles at June 30, 2001, we recorded an impairment charge of $2.0 million to write down the carrying value of these assets to their net realizable values, which reflect the expected economic benefits to be derived from the use of these assets.

   NET INTEREST INCOME. Net interest income consists primarily of earnings on our cash, cash equivalent and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $274,000 for the six months ended June 30, 2001 and $657,000 for the six months ended June 30, 2000, representing a decrease of $383,000. This decrease was primarily due to a reduction in our short-term investment balances and a general reduction in market interest rates. We expect that net interest income will decrease as we continue to use the net proceeds from our initial public offering.

   STOCK-BASED COMPENSATION. Some options granted and common stock issued during the six months ended June 30, 2001 and the years ended December 31, 2000, 1999, 1998 and 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of June 30, 2001 was $231,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $162,000 in the six months ended June 30, 2001 and $255,000 in the six months ended June 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We have also financed our business through a loan in the maximum principal amount of $800,000, borrowings in the maximum principal amount of $655,000 under an equipment financing facility, and capitalized leases. As of June 30, 2001, we had $9.5 million of cash, cash equivalents and short-term investments and $9.8 million of working capital.

   Net cash used in operating activities was $10.0 million for the six months ended June 30, 2001 and $5.1 million for the six months ended June 30, 2000. For each of the six months ended June 30, 2001 and 2000, cash used in operating activities was attributable primarily to net operating losses. Those losses were partially offset by depreciation and amortization, amortization of deferred stock compensation and decrease in accounts receivable.

   Net cash provided by investing activities was $2.9 million in the six months ended June 30, 2001 and $3.0 million in the six months ended June 30, 2000. For the six months ended June 30, 2001, cash was provided by investing activities through the conversion of short-term investments into cash and cash equivalents and by the sale of surplus property and equipment. For the six months ended June 30, 2000, cash was provided by investing activities through the conversion of short-term investments into cash and cash equivalents, partially offset by the purchase of property and equipment.

   Net cash provided by financing activities was $47,000 in the six months ended June 30, 2001 and net cash used in financing activities was $166,000 in the six months ended June 30, 2000. Cash provided by financing activities during the six months ended June 30, 2001 was primarily attributable to the sale of common stock, offset by the repayment of obligations incurred to acquire purchased intangibles. Cash used in financing activities during the six months ended June 30, 2000 was primarily attributable to the repayment of financing obligations.

   We have credit facilities with Comerica Bank. Under those credit facilities, the Company has a $5.0 million revolving line of credit facility available through October 31, 2001, an $800,000 equipment term loan, and a second equipment financing facility of $655,000. As of June 30, 2001 we had no borrowings outstanding under the revolving line of credit facility. As of June 30, 2001, we had a promissory note in favor of Comerica related to our first equipment term loan, under which $200,000 out of an original $800,000 was outstanding. We are required to make principal payments of $22,222 per month plus interest of 7.75% per annum on the unpaid principal balance, payable in 18 monthly installments. As of June 30, 2001 we had $633,000 outstanding under the second equipment financing facility. Under this facility, borrowings of $655,000 outstanding on May 1, 2001 converted to a 30-month term loan with the first payment commencing on June 1, 2001. We are required to make principal payments of $21,843 per month, plus interest, at the bank's base rate plus 0.50% per annum. The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $10 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2 to 1. As of June 30, 2001, we were in compliance with our debt covenants. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

   Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments. We may increase our capital expenditures if we expand into additional international markets.

   Based upon our current forecasts and estimates, we are targeting that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least December 31, 2001. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned product development and marketing efforts, which could jeopardize our business.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

   You should carefully consider the following risks in addition to the other information contained in this quarterly report on form 10-Q as well as in our annual report on Form 10-K. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem to be material, but are not the only ones that we face.

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

      - our substantial dependence for revenue from our PowerTier for EJB/J2EE product, which was first introduced in 1998 and has achieved only limited market acceptance;

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

      - our dependence on Enterprise JavaBeans, commonly known as EJB/J2EE, becoming a widely accepted standard in the transactional application server market; and

      -  our dependence upon key personnel.

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NEVER BECOME OR REMAIN PROFITABLE.

We may not achieve our targeted revenues and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $11.4 million in the six months ended June 30, 2001, $16.7 million in 2000, $11.3 million in 1999, $4.1 million in 1998 and $4.7 million in 1997. As of June 30, 2001, we had an accumulated deficit of $52.2 million. While we are currently targeting decreases in sales and marketing, research and development, and general and administrative expenses for 2001 as compared to 2000, we will still need to achieve our revenue targets to become profitable on a pro forma basis. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

   Although we believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our anticipated operating cash needs through at least December 31, 2001, we may need to raise additional funds prior to that time. We face several risks in connection with this possible need to raise additional capital:

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

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

    Our operating results have fluctuated significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. In particular, the fourth quarter of each year has in the past tended to account for the greatest percentage of total revenues for the year, and we have often experienced an absolute decline in revenues from the fourth quarter to the first quarter of the next year. However, this trend may not be repeated in the third and fourth quarters of 2001. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. The factors that may cause fluctuations of our operating results include the following:

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


OUR SALES CYCLE IS LONG, UNPREDICTABLE AND SUBJECT TO SEASONAL FLUCTUATIONS, SO IT IS DIFFICULT TO FORECAST OUR REVENUES.

   Any delay in sales of our products or services could cause our quarterly revenues and operating results to fluctuate. The typical sales cycle of our products is long and unpredictable and requires both a significant capital investment decision by our customers and our education of potential customers regarding the use and benefits of our products. Our sales cycle is generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a limited pilot program to establish technical fit. Our products typically are purchased as part of a significant enhancement to a customer's information technology system. The implementation of our products involves a significant commitment of resources by prospective customers. Accordingly, a purchase decision for a potential customer typically requires the approval of several senior decision makers. Our sales cycle is affected by the business conditions of each prospective customer, as well as the overall economic climate for technology-related capital expenditures. Due to the relative importance of many of our product sales, a lost or delayed sale could adversely affect our quarterly operating results. Our sales cycle is affected by seasonal fluctuations as a result of our customers' fiscal year budgeting cycles and slow summer purchasing patterns in Europe.

WE DEPEND ON A RELATIVELY SMALL NUMBER OF SIGNIFICANT CUSTOMERS, AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS COULD RESULT IN A DECREASE IN OUR REVENUES.

   Historically, we have received a substantial portion of our revenues from sales to a limited number of customers. In the six months ended June 30, 2001, sales to our top five customers accounted for 51% of total revenues. In 2000, sales to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. In 1999, sales to Cisco accounted for 13% of our total revenues, and sales to our top five customers accounted for 35% of total revenues. In 1998, sales to Cisco accounted for 14% of our total revenues, sales to Instinet accounted for 17% of our total revenues, and sales to our top five customers accounted for 55% of total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on sales to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

WE DEPEND ON THE JAVA PROGRAMMING LANGUAGE, THE ENTERPRISE JAVABEANS STANDARD AND THE EMERGING MARKET FOR DISTRIBUTED OBJECT COMPUTING, AND IF THESE TECHNOLOGIES FAIL TO GAIN ACCEPTANCE, OUR BUSINESS COULD SUFFER.

   We are focusing significant marketing efforts on our PowerTier for J2EE application server, which is based on three relatively new technologies, which have not been widely adopted by a large number of companies. These three technologies are a distributed object computing architecture, Sun Microsystems' Java programming language and J2EE (formerly EJB). Distributed object computing combines the use of software modules, or objects, communicating across a computer network to software applications, such as our PowerTier application server. J2EE is the Java programming standard for use in an application server. In 1998, we launched our PowerTier for EJB product, which is a transactional application server that uses Java and conformed to the EJB standard. Sun Microsystems released the EJB standard in 1998, and thus far EJB has had limited market acceptance. Since our PowerTier for J2EE product depends upon the specialized J2EE standard, we face a limited market compared to competitors who may offer application servers based on more widely accepted standards, including the Java programming language. We expect a substantial portion of our future revenues will come from sales of products based on the J2EE standard. Thus, our success depends significantly upon broad market acceptance of distributed object computing in general, and Java application servers in particular. If J2EE does not become a widespread programming standard for application servers, our revenues and business could suffer.

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

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO BUILD AND TRAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

   We must maintain a strong direct sales team to generate revenues. In the last several years, we have experienced significant turnover in our sales team, and in the first six months of 2001, we implemented a reduction in force and substantially reorganized our sales team. In order to meet our future sales goals, we may need to hire more salespeople for both our domestic and international sales efforts. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force, in particular as a result of our recent restructuring, and thus a number of our sales people at any given time may be relatively new and may not meet our sales goals. In addition, our recently hired employees may not become productive, and we may not be able to hire enough qualified individuals in the future.

BECAUSE OUR FUTURE REVENUE GOALS ARE BASED ON OUR DEVELOPMENT OF A STRONG SALES CHANNEL THROUGH SYSTEMS INTEGRATORS AND OTHER THIRD PARTIES, ANY FAILURE TO DEVELOP THIS CHANNEL MAY RESULT IN LOWER REVENUES.

   To date, we have sold our products primarily through our direct sales force, but our ability to achieve significant revenue growth in the future will depend in large part on our success in establishing and leveraging relationships with systems integrators and third parties. It may be difficult for us to establish these relationships, and, even if we establish these relationships, we will then depend on the sales efforts of these third parties. In addition, because these relationships are nonexclusive, these third parties may choose to sell application servers or other alternative solutions offered by our competitors, and not our products. If we fail to successfully build our third-party distribution channels or if our third party partners do not perform as expected, our business could be harmed.

BECAUSE OUR PRODUCTS ARE OFTEN INCORPORATED INTO ENTERPRISE-WIDE SYSTEM DEPLOYMENTS, ANY DELAYS IN THESE PROJECTS MAY RESULT IN LOWER REVENUES.

   Because our products are often incorporated into multi-million dollar enterprise projects, we depend on the successful and timely completion of these large projects to fully deploy our products and achieve our revenue goals. These enterprise projects often take many years to complete and can be delayed by a variety of factors, including general or industry-specific economic downturns, our customers' budget constraints, other customer-specific delays, problems with other system components or delays caused by the systems integrators who may be managing the system deployment. If our customers cannot successfully implement large-scale deployments, or they determine for any reason that our products cannot accommodate large-scale deployments or that our products are not appropriate for widespread use, our business could suffer. In addition, if a systems integrator fails to complete a project utilizing our product for a customer in a timely manner, our revenues or business reputation could suffer.

BECAUSE WE COMPETE WITH SUN MICROSYSTEMS, WHO CONTROLS THE EJB/J2EE APPLICATION SERVER STANDARD, WE FACE THE RISK THAT THEY MAY DEVELOP THIS STANDARD TO FAVOR THEIR OWN PRODUCTS.

   Our success depends on achieving widespread market acceptance of our PowerTier for J2EE application server. Because Sun Microsystems controls the J2EE standard, we need to maintain a good working relationship with Sun Microsystems to develop future versions of PowerTier for J2EE, as well as additional products using J2EE, that will gain market acceptance. In March 1998, we entered into a license agreement with Sun Microsystems, pursuant to which we granted Sun Microsystems rights to manufacture and sell, by itself and not jointly with others, products under a number of our patents, and Sun Microsystems granted us rights to manufacture and sell, by ourselves and not jointly with others, products under a number of Sun Microsystems' patents. As a result, Sun Microsystems may develop and sell some competing products that would, in the absence of this license agreement, infringe our patents. Because Sun Microsystems controls the J2EE standard, it could develop the J2EE standard in a more proprietary way to favor a product offered by its subsidiary, i-Planet, or a third party, which could make it much harder for us to compete in the J2EE application server market.

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

OUR FAILURE TO MANAGE OUR RESOURCES COULD IMPAIR OUR BUSINESS.

   Achieving our planned revenue targets and other financial objectives will place significant demands on our management and other resources. Our ability to manage our resources effectively will require us to continue to develop and improve our operational, financial and other internal systems and controls, as well as our business development capabilities, and to train, motivate and manage our employees. If we are unable to manage our resources effectively, we may not be able to retain key personnel and the quality of our services and products may suffer.

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

   Our future success will depend, in part, on our successful development of international markets for our products. Approximately 46% of our revenues came from sales of products and services outside of the United States for the six months ended June 30, 2001, and approximately 28% of our revenues came from sales of products and services outside of the United States during 2000. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

      -  difficulties of staffing, funding  and managing foreign operations;

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

IF WE DO NOT PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION MAY BE IMPAIRED.

   Our success depends on our ability to protect our proprietary rights to the technologies used in our products, and yet the measures we are taking to protect these rights may not be adequate. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products, which could harm our business. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions to protect our proprietary technology, but these legal means afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. We recently settled a lawsuit to protect our intellectual property rights. Further litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs and diversion of management attention and resources.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

   If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price through the sale of securities. As of June 30, 2001, we had approximately 20 million shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradable. In addition, shares held by affiliates are tradable, subject to the volume and other restrictions of Rule 144.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, AND WE HAVE RECEIVED A NOTICE FROM NASDAQ REGARDING THE POSSIBLE DELISTING OF OUR STOCK FROM THE NASDAQ NATIONAL MARKET SYSTEM.

   Our stock price has been and may continue to be highly volatile, and we may be delisted from the Nasdaq National Market System. The market price of our common stock has declined significantly in recent months, and we expect that it will continue to be subject to significant fluctuations, as a result of variations in our quarterly operating results and the overall volatility of the Nasdaq stock market. These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock. Thus, investors may have difficulty selling shares of our common stock at a desirable price, or at all. Our common stock is currently trading below the $1.00 per share requirement for continued listing on the Nasdaq National Market, and we have received notice from Nasdaq that our common stock may be delisted from the Nasdaq National Market if we are unable to regain compliance with this requirement for 10 consecutive days by October 1, 2001. We currently intend to seek a Nasdaq hearing for appeal if and when we receive such notice of delisting. The maintenance of our Nasdaq National Market System listing is very important to us. We intend to take appropriate actions, as necessary, including seeking shareholder approval for a reverse stock split in order to maintain our Nasdaq National Market System listing. If our efforts in this regard are unsuccessful, our common stock will be delisted from the Nasdaq National Market System. If a delisting from the Nasdaq National Market were to occur, our common stock would likely trade on the OTC Bulletin Board or in the "pink sheets." Such alternatives are generally considered to be less efficient markets and are not as broad as the Nasdaq National Market or the Nasdaq SmallCap Market. This lack of liquidity and visibility could further decrease the price of our common stock. In addition, delisting from the Nasdaq National Market might negatively impact our reputation and consequently our business.

   In addition, the market price of our common stock may rise or fall in the future as a result of many factors, such as:

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

   As of June 30, 2001, executive officers and directors, and entities affiliated with them, owned approximately 28% of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, continue to control the election of a majority of the directors and the determination of all corporate actions. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

      -  incur substantial debt;

      -  assume contingent liabilities; or

      - take substantial charges in connection with the impairment of goodwill and amortization of other intangible assets.

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

   We have not designated any specific use for the net proceeds of our initial public offering of common stock. As a result, our management and board of directors have broad discretion in spending the remaining net proceeds of that offering. We currently expect to use the remaining net proceeds primarily for working capital and general corporate purposes, funding product development and funding our sales and marketing organization. In addition, we may use a portion of the remaining net proceeds for further development of our product lines through acquisitions of products, technologies and businesses.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

   Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at June 30, 2001, the interest earned from our short-term investments for the six months ended June 30 would change by approximately $12,000.

   Foreign Currency Fluctuations. We operate in several international locations using local currencies for the payment of employees and suppliers; however, we did not have any significant net balances that are due or payable in foreign currencies at June 30, 2001. A hypothetical ten percent change in foreign currency rates would have changed the results of operations by approximately $20,000 for the six months ended June 30, 2001. We do not hedge any of our foreign currency exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   On December 6, 1999, the Company filed a patent infringement action in the United States District Court for the Northern District of California against The Object People Inc. and The Object People (U.S.) Inc. (collectively, "TOP"), Persistence Software, Inc. v The Object People Inc., et al., Case No. C 99-5182 MMC (N.D. Cal.). On December 14, 1999, the Company filed a similar action against Secant Technologies, Inc. ("Secant"), Persistence Software, Inc. v Secant Technologies, Inc., Case No. C 00-20210 SW (N.D. Cal.).

   The action against Secant was settled in January 2001. The action against TOP was settled in July 2001.

   The Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities

   On June 28, 2001, the Company issued to RCG Capital Markets Group, Inc. a warrant to purchase up to 80,000 shares of common stock, at a purchase price equal to $0.57 per share in connection with the engagement of RCG Capital Markets Group, Inc. by the Company. The issuance of the above warrant was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. RCG Capital Markets Group, Inc. may exercise the warrant in accordance with the following schedule: (i) 20,000 shares of common stock were exercisable as of June 28, 2001; and (ii) 60,000 shares of common stock shall become exercisable on or after June 29, 2006, subject to certain shares becoming exercisable earlier upon the achievement of certain milestones or events.

(b) Use of Proceeds

   Our registration statement on Form S-1, SEC File No. 333-76867, for our initial public offering of common stock became effective on June 24, 1999. We registered and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a per share price of $11.00. Our underwriters were BancBoston Robertson Stephens, U.S. Bancorp Piper Jaffray, and Soundview Technology Group. Offering proceeds, net of aggregate underwriting commissions and discounts of $2.7 million and other offering transaction expenses of $1.1 million, were $34.1 million. None of the underwriting commissions and discounts or other offering transaction expenses were direct or indirect payments to our directors, officers, or holders of 10% or more of our stock. From June 24, 1999 through June 30, 2001, we have used the net offering proceeds as follows:

Working capital expenditures                    $19.5 million
Acquiring property and equipment                  2.2 million
Acquiring technologies                            2.9 million
                                                -------------
                                                 24.6 million
Investing in cash and cash equivalents
  and in short-term, investment grade,
  interest-bearing securities                     9.5 million
                                                -------------
                                                $34.1 million
                                                -------------

   Each of the above amounts represents our best estimate of our use of the net proceeds. None of the net offering proceeds were paid directly or indirectly to our directors, officers, or holders of 10% or more of our stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On June 7, 2001, we held our 2001 annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

   1. The election of one (1) Class II director to serve until the Annual Meeting of the stockholders for the year ending December 31, 2003:

                                                                  BROKER
                                                                  NON-
       NOMINEE                 IN FAVOR    OPPOSED    ABSTAIN     VOTES
       -------                ----------   -------    -------     ------
       Sanjay Vaswani         13,911,582   89,854     15,410         0


   2. The amendments to the Company's 1997 Stock Plan: (1) to increase the number of shares reserved for issuance under the plan, effective as of the Annual Meeting date, by 145,000 shares and (2) to increase the number of shares by which this plan shall be automatically increased (the "evergreen provision") on the first day of each year beginning in 2002, 2003, 2004 and 2005 from (i) the lesser of 840,000 shares, 4.33% of the outstanding shares of Common Stock on the last day of the immediately preceding year, or such lesser number of shares as determined by the Board of Directors, to (ii) the lesser of 985,000 shares, 4.94% of the outstanding shares of Common Stock on the last day of the immediately preceding year, or such lesser number of shares as determined by the Board of Directors.

                                                        BROKER
                                                        NON-
                     IN FAVOR    OPPOSED    ABSTAIN     VOTES
                    ----------   -------    -------    ---------
                    5,756,822    747,539    17,063     7,495,422

   3. The amendment of the Company's 1999 Directors Stock Option Plan (the "Directors Plan"): (i) to increase the number of shares underlying each Subsequent Option (as defined in the Directors Plan) automatically granted to non-employee directors who become members of the Board of Directors after June 24, 1999 (the effective date of the Company's initial public offering) from (A) an option to purchase 4,000 shares of Common Stock on the first day of each fiscal year beginning at least two years after the date such person becomes a member of the Board of Directors, to (B) an option to purchase 10,000 shares of Common Stock on the first day of each fiscal year after the date of the Second Option grant (as defined in the Directors Plan), and (ii) to increase the number of shares underlying each option automatically granted to non-employee directors who became members of the Board of Directors on or before the effective date of the Company's initial public offering from (A) an option to purchase 4,000 shares of Common Stock on the first day of each fiscal year, to (B) an option to purchase 10,000 shares of Common Stock on the first day of each fiscal year.


                                                        BROKER
                                                        NON-
                     IN FAVOR    OPPOSED    ABSTAIN     VOTES
                    ----------   -------    -------     ------
                    13,738,756   251,560    26,530        0

   4. To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001.

                                                        BROKER
                                                        NON-
                     IN FAVOR    OPPOSED    ABSTAIN     VOTES
                    ----------   -------    -------     ------
                    13,968,284   41,592      6,970        0


ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS:

        4.2 Common stock warrant, warrant No. W-CS1, dated June 28, 2001, issued to RCG Capital Markets Group, Inc.

       10.6++ 1997 Stock Plan (as amended) and forms of Stock Option Agreement and Common Stock Purchase Agreement,

       10.8++  1999 Directors' Stock Option Plan (as amended) and Form of Option
               Agreement,

       10.12   Registration Rights Agreement dated as of June 28, 2001 between
               Persistence Software, Inc. and RCG Capital Markets Group, Inc.

       ++      Supersedes previously filed exhibit.


   (b) REPORTS ON FORM 8-K:

       None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PERSISTENCE SOFTWARE, INC.


                                          By: /s/   CHRISTINE RUSSELL
                                              ----------------------------------
                                              CHRISTINE RUSSELL
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)

Date: August 14, 2001

                                  EXHIBIT INDEX


EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  4.2      Common stock warrant, warrant No. W-CS1, dated June 28, 2001, issued to RCG Capital Markets Group, Inc.

 10.6      1997 Stock Plan (as amended) and forms of Stock Option Agreement and
           Common Stock Purchase Agreement,

 10.8      1999 Directors' Stock Option Plan (as amended) and Form of Option
           Agreement,

 10.12     Registration Rights Agreement dated as of June 28, 2001 between
           Persistence Software, Inc. and RCG Capital Markets Group, Inc.
