Form 10-Q
period 2001-09-30
PERSISTENCE SOFTWARE INC
filed 2001-11-13
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2001

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

                                 Yes [X] No [ ]

         As of October 31, 2001, there were 20,002,863 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.      FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

    ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

PART II.     OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    ITEM 5.  OTHER INFORMATION.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               AS OF
                                                    ----------------------------
                                                     SEP. 30,        DEC. 31,
                                                       2001            2000
                                                    -----------   --------------
                                                    (UNAUDITED)   (EXTRACTED)[1]
Assets:
    Current assets:
         Cash and cash equivalents                    $  8,337       $ 14,103
         Short-term investments                             --          5,387
         Accounts receivable, net                        5,095          7,121
         Prepaid expenses and other current assets         976            831
                                                      ---------      ---------
              Total current assets                      14,408         27,442
         Property and equipment, net                     1,002          1,777
         Purchased intangibles, net                        901          4,310
         Other assets                                       76            112
                                                      ---------      ---------
              Total assets                            $ 16,387       $ 33,641
                                                      =========      =========
Liabilities and Stockholders' Equity:
    Current liabilities:
         Accounts payable                             $  1,003       $  1,657
         Accrued compensation and related benefits       1,103          2,787
         Other accrued liabilities                       1,433          1,731
         Deferred revenues                               2,412          2,682
         Current portion of long-term obligations          914          1,296
                                                      ---------     ---------
              Total current liabilities                  6,865         10,153
    Long-term obligations                                  550            932
                                                      ---------      ---------
              Total liabilities                          7,415         11,085
                                                      ---------      ---------
    Stockholders' equity:
         Preferred stock                                    --             --
         Common stock                                   64,018         63,994
         Deferred stock compensation                      (159)          (592)
         Notes receivable from stockholders                (54)           (94)
         Accumulated deficit                           (54,860)       (40,798)
         Accumulated other comprehensive loss               27             46
                                                      ---------      ---------
              Total stockholders' equity                 8,972         22,556
                                                      ---------      ---------
              Total liabilities and stockholders'
                equity                                $ 16,387       $ 33,641
                                                      =========      =========

[1] The condensed consolidated balance sheet as of December 31, 2000 has been extracted from the consolidated financial statements as of that date, and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                 ------------------------  ---------------------
                                   SEP. 30,     SEP. 30,     SEP. 30,  SEP. 30,
                                     2001         2000         2001      2000
                                 -----------  -----------  ----------  ---------
                                        (UNAUDITED)             (UNAUDITED)
Revenues:
    Licenses                       $  3,114    $  5,356    $  7,783    $ 12,639
    Service                           2,056       1,728       7,004       4,613
                                   ---------   ---------   ---------   ---------
        Total revenues                5,170       7,084      14,787      17,252
                                   ---------   ---------   ---------   ---------
Cost of revenues:
    Licenses                              1         207           7         273
    Service                             975         857       3,337       2,474
                                   ---------   ---------   ---------   ---------
        Total cost of revenues          976       1,064       3,344       2,747
                                   ---------   ---------   ---------   ---------
Gross profit                          4,194       6,020      11,443      14,505
                                   ---------   ---------   ---------   ---------
Operating expenses:
    Sales and marketing               3,739       5,234      11,906      16,487
    Research and development,
      excluding amortization
      of purchased intangibles        1,229       2,042       4,560       6,268
    General and administrative        1,464       1,649       4,232       4,008
    Amortization and impairment
      of purchased intangibles          245         799       3,422       2,066
    Restructuring costs                 200          --       1,673          --
                                   ---------   ---------   ---------   ---------
        Total operating expenses      6,877       9,724      25,793      28,829
Loss from operations                 (2,683)     (3,704)    (14,350)    (14,324)
Interest income                          55         393         374       1,091
Interest and other expense              (41)        (94)        (86)       (135)
                                   ---------   ---------   ---------   ---------
Net loss                           $ (2,669)   $ (3,405)   $(14,062)   $(13,368)
                                   =========   =========   =========   =========
Basic and diluted net loss per
  share                            $  (0.13)   $  (0.18)   $  (0.71)   $  (0.70)
                                   =========   =========   =========   =========
Shares used in calculating basic
  and diluted net loss per share     19,971      19,418      19,893      19,175
                                   =========   =========   =========   =========

            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            NINE MONTHS ENDED
                                                         ----------------------
                                                          SEP. 30,     SEP. 30,
                                                            2001         2000
                                                         -----------  ---------
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(14,062)   $ (13,368)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                           1,895        2,567
     Impairment of purchased intangibles                     1,988           --
     Amortization of deferred stock compensation               208          294
     Loss on sale of fixed assets                              154           --
     Change in allowance for doubtful accounts                (921)         694
     Changes in operating assets and liabilities:
        Accounts receivable                                  2,948       (2,045)
        Prepaid expenses and other currents assets            (144)        (157)
        Accounts payable                                      (654)        (392)
        Accrued compensation and related benefits           (1,684)       2,120
        Other accrued liabilities                             (298)         767
        Deferred revenues                                     (270)         439
                                                          ---------   ----------
          Net cash used in operating activities            (10,840)      (9,081)
                                                          ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments                             5,387        5,036
  Purchase of property and equipment                           (83)      (1,102)
  Proceeds from sale of property and equipment                  81           --
  Acquisition of purchased intangibles                          --         (345)
  Increase in other assets                                      36          (54)
                                                          ---------   ----------
          Net cash provided by investing activities          5,419        3,535
                                                          ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock, net of repurchases                     249        2,324
  Collection of notes receivable from stockholders              40           --
  Repayment of capital lease obligations                       (35)        (268)
  Repayment of obligations incurred to acquire
    purchased intangibles                                     (415)          --
  Borrowing under loan agreement                               122           --
  Repayment under loan agreement                              (286)          --
                                                          ---------   ----------
          Net cash provided by (used in) financing
            activities                                        (325)       2,056
                                                          ---------   ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                  (19)          --
                                                          ---------   ----------
CASH AND CASH EQUIVALENTS:
  Net decrease                                              (5,766)      (3,490)
  Beginning of period                                       14,103       22,300
                                                          ---------   ----------
  End of period                                           $  8,337    $  18,810
                                                          =========   ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Purchased intangibles acquired under long-term
   obligations                                            $   (150)   $     885
                                                          =========   ==========
 Common stock issued for purchased intangibles            $     --    $   3,337
                                                          =========   ==========
 Release of compensatory stock arrangements               $    278    $      --
                                                          =========   ==========
 Compensatory stock arrangements                          $    (53)   $      --
                                                          =========   ==========

            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

         Persistence Software provides intelligent data management software that enables enterprises to manage information more efficiently, and increase scalability of applications in an affordable manner. Persistence's innovative product family provides the best quality user experience by maintaining data integrity and accuracy at multiple levels throughout the enterprise without replicating databases. Persistence's PowerTier application server software caches corporate application data to speed business transactions, while the Company's Dynamai application-aware software is designed to cache dynamic Web content to speed Internet transactions.Persistence Software's technology has been licensed to Cisco, Intel and Sun, and customers include Reuters Instinet, Sprint, Federal Express, JP Morgan, Sabre, and Celera.

2. BASIS OF PRESENTATION

         The condensed consolidated financial statements included in this filing on Form 10-Q as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet was extracted from audited financial statements as of and for the year ended that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2000 filed with the Securities and Exchange Commission.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of September 30, 2001, its condensed consolidated results of operations for the three and nine month periods ended September 30, 2001 and 2000, and its cash flows for the nine month periods ended September 30, 2001 and 2000, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

         Certain reclassifications have been made to the 2000 financial statement presentations to conform them to the current year periods' presentations.

3. NET LOSS PER SHARE

         Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented. The effect of any potentially dilutive securities is excluded as they are anti-dilutive in relation to the Company's net losses.

         The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEP. 30,               SEP. 30,
                                                       ---------------------   ---------------------
                                                         2001        2000         2001       2000
                                                       ---------   ---------   ---------   ---------
Net loss (numerator), basic and diluted                $ (2,669)   $ (3,405)   $(14,062)   $(13,368)
                                                       =========   =========   =========   =========
Shares (denominator):
  Weighted average common shares outstanding             19,985      19,680      19,923      19,492
  Weighted average common shares outstanding subject
     to repurchase
                                                            (14)       (262)        (30)       (317)
                                                       ---------   ---------   ---------   ---------
  Shares used in computation, basic and diluted          19,971      19,418      19,893      19,175
                                                       =========   =========   =========   =========
Net loss per share, basic and diluted                  $  (0.13)   $  (0.18)   $  (0.71)   $  (0.70)
                                                       =========   =========   =========   =========

         As of September 30, 2001 and 2000, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                       SEP. 30,   SEP. 30,
                                                         2001       2000
                                                       --------   --------
         Shares of common stock subject to repurchase        5        235
         Outstanding options                             1,436      3,975
         Outstanding warrants                               80         --
                                                       --------   --------
              Total                                      1,521      4,210
                                                       --------   --------

4. COMPREHENSIVE INCOME

         For all periods presented, the Company had no comprehensive income items other than net loss and changes in the cumulative translation adjustment account.

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

         In October 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company is required to adopt this standard no later than its fiscal year beginning January 1, 2002. The impact of adopting this standard is not expected to be material to the Company's financial statements.

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

OVERVIEW

         Persistence Software provides intelligent data management software that enables enterprises to manage information more efficiently, and increase scalability of applications in an affordable manner. Persistence's innovative product family provides the best quality user experience by maintaining data integrity and accuracy at multiple levels throughout the enterprise without replicating databases. Persistence's unique distributed dynamic caching technology enables greater access to accurate information, quicker response times, improved productivity and increased scalability for geographically disperse environments. We were incorporated and began operations in 1991. Our first products incorporated patented object-to-relational mapping and caching technologies, which have since become the foundation for our PowerTier product family. From 1992 to present, we introduced a variety of enhancements to these products, including a patented data transformation technology for mapping objects to database tables, and caching capabilities.

         In 1996, we developed our PowerTier transactional application server, which integrates all of the previously released Persistence products with new shared transactional caching technologies, which enable multiple users to simultaneously access the same cached data. We first shipped our PowerTier for C++ transactional application server in 1997. Sales of PowerTier for C++ accounted for the majority of our revenues in 1997, 1998, and 1999, during which years we added a professional services staff to enable our customers to implement PowerTier more rapidly. We were one of the first companies to adopt and implement the EJB specification. In 1998, we introduced PowerTier for EJB, which customers have frequently purchased together with PowerTier for C++. Our most recent version of PowerTier for EJB/J2EE is currently in use by several major customers and was commercially released in March 2000. In 2000 we introduced Dynamai, a new content-aware caching solution that provides significant improvement in server throughput for processing dynamic content requests. Dynamai also serves as a surge protector against web traffic spikes.In November 2000, we introduced PowerTier for J2EE which incorporates our PowerTier for EJB products. We currently plan to continue to focus product development efforts on enhancements to both the PowerTier for C++ and the PowerTier for EJB/J2EE products.

         Our revenues, which consist of software license revenues and service revenues, totaled $14.8 million in the nine months ended September 30, 2001, and $17.3 million in the nine months ended September 30, 2000. Revenues for 2000 totaled $25.3 million, $14.4 million in 1999 and $10.2 million in 1998. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. We expect that, as a percentage of total revenues, sales of PowerTier for EJB/J2EE transaction servers will increase and sales of PowerTier for C++ will decrease in the future.

         We market our software and services primarily through our direct sales organizations in the United States, Europe, and Hong Kong. Revenues from licenses and services to customers outside the United States were $5.6 million in the nine months ended September 30, 2001, and $6.2 million in the nine months ended September 30, 2000. For the full years, $7.2 million in 2000, $4.1 million in 1999 and $2.9 million in 1998. Our future success will depend, in part, on our successful development of international markets for our products.

         Historically, we have received a substantial portion of our revenues from sales to a limited number of customers. Sales to our top five customers accounted for 49% of revenues in the nine months ended September 30, 2001, and 41% of revenues in the nine months ended September 30, 2000. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

         To date, we have sold our products and services primarily through our direct sales force, and we will need to continue to hire sales people, in particular those with expertise in channel sales, in order to meet our sales goals. In addition, our ability to achieve significant revenue growth will depend in large part on our success in establishing and leveraging relationships with OEM partners and other third parties.

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

         Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. We had 152 employees as of December 31, 2000 and 82 as of September 30, 2001, representing a decrease of 46%. In 2001, we have released approximately 61 employees as part of worldwide restructuring and cost reduction objectives. Furthermore, we have incurred net losses in each quarter since 1996 and, as of September 30, 2001, had an accumulated deficit of $54.9 million. We are currently targeting that sales and marketing expenses, research and development expenses, and general and administrative expenses, will remain below 2000 spending levels. We expect to incur net losses for the year ending December 31, 2001.

         We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may not achieve or maintain profitability in the future. Our success depends significantly upon broad market acceptance of our PowerTier for EJB/J2EE application server and our more recently introduced caching products, Dynamai and EdgeXtend. Because Sun Microsystems controls the EJB/J2EE standard, we need to maintain a good working relationship with them to develop future versions of PowerTier for EJB/J2EE, as well as additional products using the EJB/J2EE standard. Our performance will also depend on the level of capital spending in our target market of customers and on the growth and widespread adoption of the market for business-to-business electronic commerce over the Internet.

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

         o demand for and market acceptance of our PowerTier for C++ and PowerTier for EJB/J2EE products and our newer Dynamai and EdgeXtend products;

         o introduction of new products or services by us or our competitors;

         o        annual or quarterly budget cycles of our customers;

         o the level of product and price competition in the application server and caching market;

         o        our lengthy sales cycle;

         o our success in maintaining our direct sales force and expanding our indirect distribution channels;

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

         THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

         Our revenues were $5.2 million for the three months ended September 30, 2001 and $7.1 million for the three months ended September 30, 2000 representing a decrease of 27%. International revenues were $1.2 million, for the three months ended September 30, 2001 and $1.9 million for the three months ended September 30, 2000. In the three months ended September 30, 2001, sales to Cablevision accounted for 30% of total revenues and sales to Lucent accounted for 13% of total revenues.

         LICENSE REVENUES. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. License revenues were $3.1 million for the three months ended September 30, 2001 and $5.4 million for the three months ended September 30, 2000, representing a decrease of 43%. License revenues represented 60% of total revenues for the three months ended September 30, 2001 and 76% of total revenues for the three months ended September 30, 2000. The decrease in software license revenues was due in part to a general slowdown in technology spending and our focus on certain material consulting projects.

         SERVICE REVENUES. Service revenues consist of professional services consulting, technical support and training. Our service revenues were $2.1 million for the three months ended September 30, 2001 and $1.7 million for the three months ended September 30, 2000, representing an increase of 24%. The increase in service revenues was primarily due to our focus on certain material consulting projects. Service revenues represented 40% of total revenues for the three months ended September 30, 2001 and 24% of total revenues for the three months ended September 30, 2000.

COST OF REVENUES

         COST OF LICENSE REVENUES. Cost of license revenues consists of third-party software packaged with our software, packaging, documentation and associated shipping costs. Our cost of license revenues was $1,000 for the three months ended September 30, 2001 and $207,000 for the three months ended September 30, 2000. In the three months ended September 30, 2000, costs of third-party software packaged with our software were $154,000. These costs are expensed as incurred and not carried in inventory. Consequently, the costs can be markedly different from one period to another and may bear no direct relationship to license revenue.

         COST OF SERVICE REVENUES. Cost of service revenues consists of personnel and other costs related to professional services consulting, technical support and training. Our cost of service revenues was $975,000 for the three months ended September 30, 2001 and $857,000 for the three months ended September 30, 2000, representing an increase of 14%. This increase was related to professional services provided on consulting projects and higher costs related to the provision of technical support to our customers. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $3.7 million for the three months ended September 30, 2001 and $5.2 million for the three months ended September 30, 2000, representing a decrease of 29%. This decrease was primarily due to reductions in personnel costs, trade shows attended and general promotional and market research spending. Sales and marketing expenses represented 72% of total revenues for the three months ended September 30, 2001 and 74% of total revenues for the three months ended September 30, 2000. We are presently targeting sales and marketing expense levels to be below comparable 2000 expense levels.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $1.2 million for the three months ended September 30, 2001 and $2.0 million for the three months ended September 30, 2000, representing a decrease of 40%. This decrease was primarily due to reductions in personnel costs, recruiting and external consultants. We are presently targeting research and development expense levels to be below comparable 2000 expense levels.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel, legal costs, bad debt write-offs and the various costs associated with our status as a public company. Our general and administrative expenses were $1.5 million for the three months ended September 30, 2001 and $1.6 million for the three months ended September 30, 2000, representing a decrease of 6%. This decrease was principally related to reductions in personnel costs. We are presently targeting general and administrative expense levels to be below comparable 2000 expense levels.

         AMORTIZATION AND IMPAIRMENT OF PURCHASED INTANGIBLES. Amortization and impairment of purchased intangibles was $245,000 for the three months ended September 30, 2001 and $799,000 for the three months ended September 30, 2000, representing a decrease of 69%. Based on an evaluation of our purchased intangibles at June 30, 2001, we recorded an impairment charge of $2.0 million to write down the carrying value of these assets to their net realizable values, which reflect the expected economic benefits to be derived from the use of these assets.

         NET INTEREST INCOME. Net interest income consists primarily of earnings on our cash, cash equivalent and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $14,000 for the three months ended September 30, 2001 and $300,000 for the three months ended September 30, 2000, representing a decrease of 95%. This decrease was primarily due to a reduction in our short-term investment balances and a general reduction in market interest rates. We expect that net interest income will decrease in future periods but at a lower rate than previously experienced.

         STOCK-BASED COMPENSATION. Some options granted and common stock issued during the three months ended September 30, 2001 and the years ended December 31, 2000, 1999, 1998 and 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of September 30, 2001 was $159,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $46,000 in the three months ended September 30, 2001 and $103,000 in the three months ended September 30, 2000.

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

         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

         Our revenues were $14.8 million for the nine months ended September 30, 2001 and $17.3 million for the nine months ended September 30, 2000 representing a decrease of 15%. International revenues were $5.6 million for the nine months ended September 30, 2001 and $6.2 million for the nine months ended September 30, 2000. In the nine months ended September 30, 2001, sales to Salomon Smith Barney accounted for 16% of revenues and sales to Cablevision accounted for 11% of revenues. For the nine months ended September 30, 2000, sales to Cisco accounted for 17% of our total revenues and sales to Lucent accounted for 10% of revenues.

         LICENSE REVENUES. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. License revenues were $7.8 million for the nine months ended September 30, 2001 and $12.6 million for the nine months ended September 30, 2000, representing a decrease of 38%. License revenues represented 53% of total revenues for the nine months ended September 30, 2001 and 73% of total revenues for the nine months ended September 30, 2000. The decrease in software license revenues was due in part to the general slowdown in technology spending in 2001. In addition, our focus on certain large projects with significant service components also contributed to the relative reduction in license revenues.

         SERVICE REVENUES. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $7.0 million for the nine months ended September 30, 2001 and $4.6 million for the nine months ended September 30, 2000, representing an increase of 52%. The increase in service revenues was primarily due to our focus on certain significant professional services projects in 2001. Service revenues represented 47% of total revenues for the nine months ended September 30, 2001 and 27% of total revenues for the nine months ended September 30, 2000.

COST OF REVENUES

         COST OF LICENSE REVENUES. Cost of license revenues consists of third-party software packaged with our software, packaging, documentation and associated shipping costs. Our cost of license revenues was $7,000 for the nine months ended September 30, 2001 and $273,000 for the nine months ended September 30, 2000. As a percentage of license revenues, cost of license revenues was less than 1% for the nine months ended September 30, 2001 and 2% for the nine months ended September 30, 2000. In the nine months ended September 30, 2001, costs of third-party software packaged with our software were $154,000. These costs are expensed as incurred and not carried in inventory. Consequently, the costs can be markedly different from one period to another and may bear no direct relationship to license revenue.

         COST OF SERVICE REVENUES. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $3.3 million for the nine months ended September 30, 2001 and $2.5 million for the nine months ended September 30, 2000, representing an increase of 32%. This increase was primarily due to professional services provided on certain large projects. As a percentage of service revenues, cost of service revenues were 48% for the nine months ended September 30, 2001 and 54% for the nine months ended September 30, 2000. Cost of service revenues as a percentage of service revenues may vary between periods due to the level of consulting activity undertaken and our use of third party professional services.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $11.9 million for the nine months ended September 30, 2001 and $16.5 million for the nine months ended September 30, 2000, representing a decrease of 28%. This decrease was primarily due to reductions in personnel, trade shows attended and general promotional and market research spending. Sales and marketing expenses represented 80% of total revenues for the nine months ended September 30, 2001 and 96% of total revenues for the nine months ended September 30, 2000. We are presently targeting sales and marketing expense levels to be below comparable 2000 expense levels.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $4.6 million for the nine months ended September 30, 2001 and $6.3 million for the nine months ended September 30, 2000, representing a decrease of 27%. This decrease was primarily due to reductions in personnel, consultants and recruiting costs. Research and development expenses represented 31% of total revenues for the nine months ended September 30, 2001 and 36% of total revenues for the nine months ended September 30, 2000. We are presently targeting research and development expense levels to be below comparable 2000 expense levels.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel, legal costs, bad debt write-offs and the various costs associated with our status as a public company. Our general and administrative expenses were $4.2 million for the nine months ended September 30, 2001 and $4.0 million for the nine months ended September 30, 2000, representing an increase of 5%. General and administrative expenses represented 29% of total revenues for the nine months ended September 30, 2001 and 23% of total revenues for the nine months ended September 30, 2000. We are presently targeting general and administrative expense levels to be below comparable 2000 expense levels.

         AMORTIZATION AND IMPAIRMENT OF PURCHASED INTANGIBLES. Amortization and impairment of purchased intangibles was $3.4 million for the nine months ended September 30, 2001 and $2.1 million for the nine months ended September 30, 2000. Based on an evaluation of our purchased intangibles at June 30, 2001, we recorded an impairment charge of $2.0 million to write down the carrying value of these assets to their net realizable values, which reflect the expected economic benefits to be derived from the use of these assets.

         NET INTEREST INCOME. Net interest income consists primarily of earnings on our cash, cash equivalent and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $288,000 for the nine months ended September 30, 2001 and $956,000 for the nine months ended September 30, 2000, representing a decrease of 70%. This decrease was primarily due to the reduction in our short-term investment balances and a general reduction in market interest rates. We expect that net interest income will decrease in future periods but at a lower rate than previously experienced.

         STOCK-BASED COMPENSATION. Some options granted and common stock issued during the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999, 1998 and 1997 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of September 30, 2001 was $159,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense was $208,000 in the nine months ended September 30, 2001 and $294,000 in the nine months ended September 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We have also financed our business through an equipment related loan in the maximum principal amount of $800,000, a second equipment related loan in the amount of $655,000 and capitalized leases. As of September 30, 2001, we had $8.3 million of cash, cash equivalents and short-term investments and $7.5 million of working capital.

         Net cash used in operating activities was $10.8 million for the nine months ended September 30, 2001 and $9.1 million for the nine months ended September 30, 2000. For each of the nine months ended September 30, 2001 and 2000, cash used in operating activities was attributable primarily to net operating losses. Those losses were partially offset by depreciation and amortization, amortization of deferred stock compensation and the impairment of purchased intangibles.

         Net cash provided by investing activities was $5.4 million in the nine months ended September 30, 2001 and $3.5 million in the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cash was provided primarily from investing activities through the conversion of short-term investments into cash and cash equivalents. For the nine months ended September 30, 2000, cash was provided by investing activities through the conversion of short-term investments into cash and cash equivalents, partially offset by the purchase of property and equipment and by the acquisition of intangible assets.

         Net cash used in financing activities was $325,000 in the nine months ended September 30, 2001 and net cash provided by financing activities was $2.1 million in the nine months ended September 30, 2000. Cash used in financing activities during the nine months ended September 30, 2001 was primarily attributable to the repayment of obligations incurred to acquire purchased intangibles and repayments under loan agreements, offset by the sales of common stock. Cash provided by financing activities during the nine months ended September 30, 2000 was primarily attributable to the sales of common stock, offset by the repayment of financing obligations.

         We have credit facilities with Comerica Bank. Under those credit facilities, the Company has a $5.0 million revolving line of credit facility available through January 31, 2002, an $800,000 equipment term loan, and a second equipment financing facility of $655,000. As of September 30, 2001 we had no borrowings outstanding under the revolving line of credit facility. As of September 30, 2001, we had a promissory note in favor of Comerica related to our first equipment term loan, under which $130,000 out of an original $800,000 was outstanding. We are required to make principal payments of $22,222 per month plus interest of 7.75% per annum on the unpaid principal balance, payable in 18 monthly installments. As of September 30, 2001 we had $568,000 outstanding under the second equipment financing facility. We are required to make principal payments of $21,843 per month, plus interest, at the bank's base rate plus 0.50% per annum. The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $7 million and a minimum quick ratio of 2 to 1. As of September 30, 2001, we were in compliance with, or had received a waiver for, the obligations related to our debt covenants. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

         Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments. We may increase our capital expenditures if we expand into additional international markets.

         Based upon our current forecasts and estimates, we are targeting that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least December 31, 2002. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned product development and marketing efforts. This could jeopardize our business operations and affect the assumptions upon which our forecasts and plans have been based.

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

WE HAVE A LIMITED OPERATING HISTORY IN THE APPLICATION SERVER MARKET.

         Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We thus face the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing software industry. These risks include:

         o the timing and magnitude of capital expenditures by our customers and prospective customers;

         o our substantial dependence for revenue from our PowerTier for C++ product, which was first introduced in 1997 and has achieved only limited market acceptance;

         o our substantial dependence for revenue from our PowerTier for EJB/J2EE product, which was first introduced in 1998 and has achieved only limited market acceptance;

         o our need to expand our distribution capability through various sales channels, including a direct sales organization, original equipment manufacturers, third party distributors and systems integrators;

         o our unproven ability to anticipate and respond to technological and competitive developments in the rapidly changing market for application servers;

         o our unproven ability to compete in a highly competitive market;

         o uncertainty as to the growth rate in the software infrastructure market;

         o our need to achieve market acceptance for our new product introductions, including Dynamai and EdgeXtend;

         o our dependence on Enterprise JavaBeans, commonly known as EJB/J2EE, becoming a widely accepted standard in the transactional application server market; and

         o        our dependence upon key personnel.

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NEVER BECOME OR REMAIN PROFITABLE.

         We may not achieve our targeted revenues and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $14.1 million in the nine months ended September 30, 2001, $16.7 million in 2000, $11.3 million in 1999, $4.1 million in 1998 and $4.7 million in 1997. As of September 30, 2001, we had an accumulated deficit of $54.9 million. While we are currently targeting decreases in sales and marketing, research and development, and general and administrative expenses for 2001 as compared to 2000, we will still need to achieve our revenue targets to become profitable on a pro forma basis. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

    Based upon our current forecasts and estimates, we believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our anticipated operating cash needs through at least December 31, 2002. However, we may need to raise additional funds prior to that time. We face several risks in connection with this possible need to raise additional capital:

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

         o        the failure to procure needed funding could result in:

                  o a dramatic reduction in scope in our planned product development or marketing efforts; or

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

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         Our operating results have fluctuated significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. In particular, the fourth quarter of each year has in the past tended to account for the greatest percentage of total revenues for the year, and we have often experienced an absolute decline in revenues from the fourth quarter to the first quarter of the next year. However, this trend may not be repeated in the fourth quarter of 2001. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. The factors that may cause fluctuations of our operating results include the following:

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

         o the level of product and price competition in the distributed dynamic caching markets;

         o        our lengthy sales cycle;

         o our success in expanding our various sales channels, including a direct sales force and indirect distribution channels;

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

         Historically, we have received a substantial portion of our revenues from sales to a limited number of customers. In the nine months ended September 30, 2001, sales to our top five customers accounted for 49% of total revenues and sales to Salomon Smith Barney accounted for 16% of total revenues and sales to Cablevision accounted for 11% of total revenues. In year ended December 31, 2000, sales to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. In year ended December 31, 1999, sales to Cisco accounted for 13% of our total revenues, and sales to our top five customers accounted for 35% of total revenues. In year ended December 31, 1998, sales to Cisco accounted for 14% of our total revenues, sales to Instinet accounted for 17% of our total revenues, and sales to our top five customers accounted for 55% of total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on sales to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

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

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO BUILD AND TRAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

         We must maintain a strong direct sales team to generate revenues. In the last several years, we have experienced significant turnover in our sales team, and in the three months ended September 30, 2001, we implemented a reduction in force and substantially reorganized our sales team. In order to meet our future sales goals, we may need to hire more salespeople for both our domestic and international sales efforts. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force, in particular as a result of our recent restructuring, and thus a number of our sales people at any given time may be relatively new and may not meet our sales goals. In addition, our recently hired employees may not become productive, and we may not be able to hire enough qualified individuals in the future.

BECAUSE OUR FUTURE REVENUE GOALS ARE BASED ON OUR DEVELOPMENT OF A STRONG SALES CHANNEL THROUGH OEM PARTNERS AND OTHER THIRD PARTIES, ANY FAILURE TO DEVELOP THIS CHANNEL MAY RESULT IN LOWER REVENUES.

         To date, we have sold our products primarily through our direct sales force, but our ability to achieve significant revenue growth in the future will depend in large part on our success in establishing and leveraging relationships with OEM partners and third parties. It may be difficult for us to establish these relationships, and, even if we establish these relationships, we will then depend on the sales efforts of these third parties. In addition, because these relationships are nonexclusive, these third parties may choose to sell application servers or other alternative solutions offered by our competitors, and not our products. If we fail to successfully build our third-party distribution channels or if our third party partners do not perform as expected, our business could be harmed.

BECAUSE OUR PRODUCTS ARE OFTEN INCORPORATED INTO ENTERPRISE-WIDE SYSTEM DEPLOYMENTS, ANY DELAYS IN THESE PROJECTS MAY RESULT IN LOWER REVENUES.

         Because our products are often incorporated into multi-million dollar enterprise projects, we depend on the successful and timely completion of these large projects to fully deploy our products and achieve our revenue goals. These enterprise projects often take many years to complete and can be delayed by a variety of factors, including general or industry-specific economic downturns, our customers' budget constraints, other customer-specific delays, problems with other system components or delays caused by the OEM partners who may be managing the system deployment. If our customers cannot successfully implement large-scale deployments, or they determine for any reason that our products cannot accommodate large-scale deployments or that our products are not appropriate for widespread use, our business could suffer. In addition, if an OEM partner fails to complete a project utilizing our product for a customer in a timely manner, our revenues or business reputation could suffer.

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

IF THE MARKET FOR INFRASTRUCTURE SOFTWARE FOR NETWORKS AND WEB-BASED PRODUCTS AND SERVICES DOES NOT DEVELOP AS WE CURRENTLY ENVISION, OUR BUSINESS MODEL COULD FAIL AND OUR REVENUES COULD DECLINE.

         Our performance and future success will depend on the growth and widespread adoption of the market for infrastructure software for networks and web-based products and services. If this market does not develop in the manner currently envisioned, our business could be harmed. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, accessibility and quality of network service, remain unresolved and may negatively affect the growth of the Internet as a platform for conducting various forms of electronic commerce. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

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

OUR BUSINESS COULD SUFFER IF WE CANNOT ATTRACT AND RETAIN THE SERVICES OF KEY EMPLOYEES.

         Our future success depends on the ability of our management to operate effectively, both individually and as a group. We are substantially dependent upon the continued service of our existing executive personnel, especially Christopher T. Keene, our Chief Executive Officer. We do not have a key person life insurance policy covering Mr. Keene or any other officer or key employee. Our success will depend in large part upon our ability to attract and retain highly-skilled employees, particularly sales personnel and software engineers. There is significant competition for skilled employees, especially for people who have experience in both the software and Internet industries. We have experienced significant turnover among sales personnel in recent years, which makes retention more challenging, in particular as a result of our recent restructurings. If we are not successful in attracting and retaining these skilled employees, our sales and product development efforts would suffer. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of that employee and any resulting loss of existing or potential customers to a competitor could harm our business. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees.

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

         Our future success will depend, in part, on our successful development of international markets for our products. Approximately 38% of our revenues came from sales of products and services outside of the United States for the nine months ended September 30, 2001, and approximately 28% of our revenues came from sales of products and services outside of the United States for the fiscal year 2000. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

         o difficulties of staffing, funding and managing foreign operations;

         o future dependence on the sales efforts of third party distributors to expand business;

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

WE MAY BE SUED FOR PATENT INFRINGEMENT.

         The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. As the number of competitors in the application server and distributed dynamic caching markets grow and the functionality of products in different market segments overlaps, the possibility of an intellectual property claim against us increases. For example, we may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware, which will cause us to be infringing when it is issued in the future. To address these patent infringement or other intellectual property claims, we may have to enter into royalty or licensing agreements on disadvantageous commercial terms. Alternatively, we may be unable to obtain a necessary license. A successful claim against us, and our failure to license the infringed or similar technology, would harm our business. In addition, any infringement or other intellectual property claims, with or without merit, which are brought against us could be time consuming and expensive to litigate or settle and could divert management attention from administering our core business.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price through the sale of securities. As of September 30, 2001, we had approximately 20.0 million shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradable. In addition, shares held by affiliates are tradable, subject to the volume and other restrictions of Rule 144.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE.

         Our stock price has been and may continue to be highly volatile, and we expect that the market price of our common stock will continue to be subject to significant fluctuations, as a result of variations in our quarterly operating results and the overall volatility of the Nasdaq stock market. These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock. Thus, investors may have difficulty buying or selling shares of our common stock at a desirable price, or at all. Our common stock is currently trading below the $1.00 per share requirement for continued listing on the Nasdaq National Market.

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

         o market conditions and expectations regarding capital spending in the software industry and in our customers' industries; and

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

         As of September 30, 2001, executive officers and directors, and entities affiliated with them, owned approximately 28% of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, continue to control the election of a majority of the directors and the determination of all corporate actions. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

         o        incur substantial debt;

         o        assume contingent liabilities; or

         o take substantial charges in connection with the impairment of goodwill and amortization of other intangible assets.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at September 30, 2001, the interest earned from our short-term investments for the nine months ended September 30, 2001 would change by approximately $34,000.

         Foreign Currency Fluctuations. We operate in several international locations using local currencies for the payment of employees and suppliers; however, we did not have any significant net balances that are due or payable in foreign currencies at September 30, 2001. A hypothetical ten percent change in foreign currency rates would have changed the results of operations by approximately $400,000 for the nine months ended September 30, 2001. We do not hedge any of our foreign currency exposures.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)      Sales of Unregistered Securities

         None

(b)      Use of Proceeds

         Our registration statement on Form S-1, SEC File No. 333-76867, for our initial public offering of common stock became effective on June 24, 1999. We registered and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a per share price of $11.00. Our underwriters were BancBoston Robertson Stephens, U.S. Bancorp Piper Jaffray, and Soundview Technology Group. Offering proceeds, net of aggregate underwriting commissions and discounts of $2.7 million and other offering transaction expenses of $1.1 million, were $34.1 million. None of the underwriting commissions and discounts or other offering transaction expenses were direct or indirect payments to our directors, officers, or holders of 10% or more of our stock. From June 24, 1999 through September 30, 2001, we have used the net offering proceeds as follows:

         Working capital expenditures               $20.6 million
         Acquiring property and equipment             2.3 million
         Acquiring technologies                       2.9 million
                                                    -------------
                                                     25.8 million
         Investing in cash and cash equivalents
           and in short-term, investment grade,
           interest-bearing securities                8.3 million
                                                    -------------
                                                    $34.1 million
                                                    -------------

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

                  None

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

                                        PERSISTENCE SOFTWARE, INC.

                                        By:  /s/  CHRISTINE RUSSELL
                                             ----------------------------------
                                             CHRISTINE RUSSELL
                                             CHIEF FINANCIAL OFFICER (PRINCIPAL
                                             FINANCIAL AND ACCOUNTING OFFICER)

Date: November 13, 2001

                                  EXHIBIT INDEX

    EXHIBIT
      NO.                                     DESCRIPTION
    -------                                   -----------