Form 10-K
period 2001-12-31
PERSISTENCE SOFTWARE INC
filed 2002-04-01
CIK 1084400

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K
                                 ---------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

              FROM THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 000-25857

                           PERSISTENCE SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                       94-3138935
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17.2 million as of February 28, 2002 based upon the closing sale price on the Nasdaq National Market reported for such date of $1.09 per share. Shares of Common Stock held by each officer and director and by each person who owns 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 20,095,160 shares of the registrant's Common Stock issued and outstanding as of February 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held on June 6, 2002.

================================================================================

    We own or have rights to trademarks or trade names that we use in conjunction with the sale of our products and services. "Persistence," as well as the logo for "Live Object Cache," are registered trademarks owned by us. We have registrations pending for the use of our logo with "Persistence," as well as "PowerTier," "Dynamai," "EdgeXtend" and "The Engine for E-Commerce" are also trademarks of ours. This annual report on Form 10-K also makes reference to trademarks and trade names of other companies that belong to them.

                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

    Persistence Software solves data access problems for distributed and real-time systems. Persistence solutions help deliver better business visibility for applications which require current information about customers, products and suppliers.

    Persistence provides a suite of data management products that sit between existing databases - such as Oracle and DB/2 - and application servers - such as WebLogic and WebSphere. Developers can configure these products to structure and position business information with optimal efficiency, improving application server performance and simplifying application distribution while reducing database costs. By effectively managing enterprise data, users achieve the benefit of "business visibility" - the ability to manage their business in real time with data and applications where they need them, when they need them. By caching data, or moving information stored in back-end computer systems closer to users, our software dramatically reduces network traffic and data latency, resulting in both better application performance and faster transaction processing. POWERTIER application servers support both C++ and Sun Microsystems' full Java 2 Platform, Enterprise Edition (J2EE, formerly known as Enterprise Java Beans or EJB) standards to enable businesses to deploy sophisticated C++ or Java applications, which readily scale, and accommodate rapidly increasing numbers of users. Our EDGEXTEND data management infrastructure for J2EE application servers offers a data architecture for IBM's WebSphere and BEA's WebLogic application servers to support highly distributed and transaction-oriented applications both within data centers and in remote locations. Our DYNAMAI Web content accelerator improves the speed and scalability of electronic commerce Web sites that rely heavily on dynamically generated content using technologies such as Java Server Pages and Active Server Pages. Our major customers include AT&T, Cablevision, Cisco, FedEx, Instinet, Intershop, Lucent, Motorola, Nokia and Salomon Smith Barney.

INDUSTRY BACKGROUND

    Today's IT managers are faced with many challenges as they attempt to scale their existing infrastructure to meet the ever increasing demands of their users. They are asked to support more users with better response times, but without a commensurate increase in resources, both people and money, to meet these challenges. The solutions of past years - replicated data centers - are no longer an option for most IT professionals. Consequently, they are looking for alternative technology strategies to meet the performance demands of their corporate enterprise systems and reduce the associated operating costs.

    As systems scale to meet growing demands, companies are finding that many of their systems are reaching their technological limitations. While network bandwidth can be a problem, more frequently the absence of real-time data being available to distributed users on the network is the real limitation on application performance resulting in:

    o SLOW RESPONSE TIMES: Many enterprise applications were not designed to scale to handle large numbers of concurrent users. Users accessing these systems often experience lengthy delays as the number of concurrent users increases.

    o SYSTEM FAILURES: Disaster recovery and fail-over capability are crucial for systems required to operate 24 hours a day, 7 days a week. Users accessing these systems at peak volume can experience frequent system crashes.

    o LIMITED SCALABILITY: As applications are deployed to more and more remote users in a system, improving the productivity of those users, the need for a system to scale easily without the need and expense of additional data centers is essential.

    In large part, the problems facing enterprises today are derived from the continuing evolution and increasing sophistication of enterprise applications. Simple applications supporting back office systems typically had few users accessing limited amounts of data. As decision-making based on real-time, frequently changing data was moved farther out to the edge of the enterprise, the need for vital information to support these business-critical applications became paramount. In addition, the need to keep the cost of these systems to a minimum provided an additional challenge to the system architects. Traditional system architectures and approaches cannot completely solve the problem. A new distributed data infrastructure is required.

    The next generation of enterprise applications will require a fundamentally new data management infrastructure, which will allow application servers to scale, meeting the demands of an ever increasing user base, and to be deployed without the need for an expensive back end IT infrastructure. These platforms must provide:

    o REAL-TIME SCALABILITY: accommodate up to thousands of end users with consistent sub-second response times;

    o HIGH AVAILABILITY: handle system failures without interruption and without losing critical information for potentially thousands of concurrent users;

    o RAPID ADAPTABILITY: allow companies to continuously improve their business processing through automated development and management of differentiated business-critical applications; and

    o EDGE COMPUTING: enable businesses to extend their processing across organizational boundaries, support employees, remote users and even partners and customers.

PERSISTENCE SOLUTION

    Our POWERTIER, EDGEXTEND and DYNAMAI family of products provide a data management infrastructure that is specifically designed to enable high volume, high performance, distributed applications. Our products, POWERTIER for J2EE, POWERTIER for C++, EDGEXTEND for J2EE and DYNAMAI, address the scalability, availability and adaptability demands that typically occur when delivering business solutions for high demand, globally distributed enterprise business applications. Our products offer the following key benefits:

    REAL-TIME RESPONSE FOR THOUSANDS OF CONCURRENT USERS. Our POWERTIER, EDGEXTEND and DYNAMAI products were designed specifically to accommodate high volume transaction processing and the data integrity requirements of distributed applications. POWERTIER, EDGEXTEND and DYNAMAI utilize caching technology. Caching is a process in which select data is pulled out of back-end systems and into the server cache, which allows the data to be shared and manipulated by multiple users. Replication between POWERTIER AND EDGEXTEND server caches using the POWERSYNC feature allows a cluster of application servers to provide highly scalable performance as the number of users increases. DYNAMAI is designed to use a similar clustering scheme to enable successful cooperation among multiple caches. This architecture helps reduce the work load on back-end systems and accelerates application performance. The effect of this architecture is to minimize unnecessary network traffic and thereby enable high performance and reliability even with significant transaction volumes. We believe that our POWERTIER, EDGEXTEND, and DYNAMAI products offer superior performance and scalability to support the deployment of large-scale distributed enterprise applications.

    DRAMATIC REDUCTIONS IN TIME-TO-MARKET FOR ENTERPRISE APPLICATIONS. Our POWERTIER AND EDGEXTEND products decrease time-to-market and development cycles for sophisticated applications due to our proprietary and patented object-to-relational mapping technology. This technology enables the automatic generation of software code, which minimizes basic, low-level programming tasks, such as security and database access. Both POWERTIER AND EDGEXTEND accelerate development by giving developers access to data in a familiar way, as software components, and provides application developers with a framework to rapidly build electronic commerce applications. Similarly, the DYNAMAI product enhances the performance and scalability of Web-based systems through a relatively simple cache configuration process, which does not require costly re-architecture of existing back-end systems.

    PROTECTS AND LEVERAGES EXISTING INFORMATION TECHNOLOGY INVESTMENTS. POWERTIER and EDGEXTEND enable developers to build new enterprise applications while simultaneously integrating existing back-end systems. POWERTIER AND EDGEXTEND'S flexible architecture integrates with disparate database servers, web servers and multiple clients, while supporting multiple programming languages and computing platforms. POWERTIER and EDGEXTEND provide enhanced flexibility and inter-operability to link existing enterprise applications and systems, allowing businesses to leverage their investments in information technology and extend them to the edge of their enterprise and beyond. Similarly, the DYNAMAI product is designed to provide its benefits with minimal disruption of existing information technology investments.

    LEADERSHIP IN EMERGING STANDARDS. Customers are increasingly seeking open, standards-based technology solutions that enable them to develop and implement new applications rapidly. Both POWERTIER and EDGEXTEND provide for application server solutions that support the J2EE specification to enable businesses to deploy high performance, scalable Java applications for the enterprise. We worked with the Sun Microsystems consortium to define an industry-wide component standard to be used when building enterprise applications with the Java language. It is this standard upon which our POWERTIER and EDGEXTEND products are built, and we believe that this emerging platform has the potential to dramatically simplify the development of distributed, multi-tier enterprise applications. Sun Microsystems introduced the Java 2 Platform, Enterprise Edition (J2EE) in 1999, which is a suite of enterprise Java technology specifications. Persistence became one of Sun's first J2EE licensees, and we intend to continue to be a leading adopter and contributor to these technologies as they evolve.

    OPTIMIZED DISTRIBUTED DATA MANAGEMENT ARCHITECTURE. All our products are built on the core Persistence technologies of O/R Mapping, Dynamic Caching and Cache Synchronization. This expertise, called Distributed Dynamic Caching (DDC), allows for a distributed data management architecture which is highly scalable, suitable for high volume transaction oriented applications, and capable of supporting thousands of concurrent users. In addition, this architecture is designed to be implemented in a globally distributed enterprise environment without the need for an expensive back-end infrastructure. It provides for data center type performance without the need for replicated data centers.

PERSISTENCE STRATEGY

    Our goal is to fundamentally restructure how companies extend and leverage their vital business information by enabling a distributed data management infrastructure. To achieve this goal, we intend to:

    INCREASE PARTNERSHIPS WITH INDEPENDENT SOFTWARE VENDORS (ISVS). We intend to continue to develop and expand relationships with ISVs, in particular IBM WebSphere and BEA WebLogic. Through our EDGEXTEND product for WebSphere and EDGEXTEND for WebLogic we now offer a complementary J2EE product, which leverages the unique data management capability of Persistence's technologies. As part of the IBM and BEA partner programs, we believe that these relationships will provide additional marketing and sales channels for our products and facilitate the successful deployment of customer applications.

    CONTINUE TO EXPAND OUR GROWING OEM BUSINESS. We intend to become a market leader in providing data management infrastructure software to enable sophisticated enterprise applications. We have worked with several customers who have successfully built their global enterprise applications on core Persistence technologies and are deploying these applications to their customers. We will continue to collaborate with our innovative and advanced customers to develop and deliver product features that address their needs. We believe that this collaboration focuses our overall product development effort and speeds our time-to-market.

    EXTEND TECHNOLOGY LEADERSHIP POSITION IN STANDARDS-BASED PLATFORMS FOR NEXT GENERATION ENTERPRISE APPLICATIONS. We intend to extend our technology leadership in distributed data management for the transactional application server and dynamic Web content acceleration markets by enhancing our underlying technology to offer real-time scalability, high availability and rapid adaptability for the next generation of enterprise business applications. To achieve this objective, we will continue to make investments in our research and development organization. In addition, we intend to be a leader in the definition and adoption of emerging technology standards, such as J2EE, which we believe have the potential to dramatically simplify the development of distributed, multi-tier applications. We have been a pioneer in the areas of caching and object-relational mapping, and hold several patents on core technologies. We intend to continue to innovate and create new enabling technologies for distributed data management.

    EXPAND PRODUCT PLATFORM TO OFFER COMPLEMENTARY SOLUTIONS. In addition to extending our technology leadership, we intend to broaden and enhance our product platform to incorporate complementary solutions for developing and deploying sophisticated enterprise applications. We will continue to make investments in our research and development organization for many of these product initiatives. We will also consider, from time to time, bolstering these internal efforts with strategic acquisitions, and partnerships with software vendors who have complementary product offerings. The addition of these complementary technologies will enable us to offer a more complete platform for our customers.

    LEVERAGE INSTALLED CUSTOMER BASE. We believe there are significant opportunities to expand the use of our products throughout our current customer base. This is particularly true for customers who have adopted our technology for a particular part of their business, but who have standardized on IBM's WebSphere or BEA's WebLogic for their mainstream applications. We now have the opportunity to re-engage with those customers on a broader basis as they deploy their applications throughout their enterprise. Through Persistence's distributed data management architecture we can enable our customers to scale and deploy applications without the need for replicated data centers in some cases saving them millions of dollars.

    MAINTAIN OUR INTERNATIONAL PRESENCE. We believe there are significant international opportunities for our products and services, in particular, in Europe and Asia. Currently, we have established direct sales operations in the United Kingdom, Germany, and Hong Kong. In addition to our direct sales operations, we also distribute our products throughout Europe and Asia with distributors and systems integrators. We intend to extend these international third-party distributor and systems integrator relationships.

PRODUCTS

    Our POWERTIER platform is a family of transactional application server products that deliver scalability, high availability and rapid adaptability for high volume, high performance, distributed enterprise applications. Our current product line consists of POWERTIER for J2EE and POWERTIER for C++. The following table describes the major features and benefits of our POWERTIER platform.

PRODUCT                                  FEATURES                                       BENEFITS
-------                                  --------                                       --------
POWERTIER FOR J2EE       Shared transactional object cache          Enables real-time scalability by reducing
                                                                    database traffic

                         Application server cache synchronization   Allows cooperative processing across
                                                                    organizational boundaries

                         Application server failover                Delivers high availability by replicating
                                                                    information across clusters of application
                                                                    server caches

                         Integrated end-to-end systems, including:  Delivers out of box productivity and an end-to-end development and deployment platform
                         o   XML server
                         o   EJB server
                         J2EE 1.2 - compliant security encription   Simplifies developer inclusion of encryption

                         Certified for the J2EE 1.2 standard        Protects customers' IT investments as a result
                                                                    of open solution

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

    POWERTIER for J2EE

    Our POWERTIER for J2EE application server platform incorporates our patented technologies into a J2EE-based transactional application server. The J2EE standard, as defined by the Java Software division of Sun Microsystems, is gaining rapid acceptance as a programming language for complex enterprise applications. J2EE provides a consistent way to program and integrate services for companies building distributed business-to-business applications with the Java programming language.

    The J2EE standard specifies container-managed persistent objects, which automate the mapping between EJB components and relational database tables. This feature allows programmers to build complex applications quickly by making relational data look like software components, which can be easily manipulated. We worked with the Sun Microsystems consortium to help define the initial EJB standard, and we continue to contribute to new versions of the J2EE standard. Our POWERTIER for J2EE platform now runs on the Windows NT and multiple varieties of the Unix operating systems.

    Our latest version of POWERTIER for J2EE, POWERTIER 7 with POWERPAGE, is designed to simplify the complex task of developing high performance, scalable web applications and eliminate the need to compromise between powerful application servers and simplicity of web page creation. The POWERTIER 7 application server is designed to have an end-to-end J2EE development platform that enhances development team productivity and allows scalable, flexible applications to be rolled out at internet speed.

    POWERTIER 7 also:

    o Is designed to be security compliant with Sun Microsystems' J2EE 1.2 specification, providing integrated and comprehensive authorization, authentication and encryption capability for new applications

    o Includes an enterprise class Servlet Engine tightly integrated with POWERTIER 7, with support for Java servlets and JSPs. The Servlet Engine is designed to be scalable and fault tolerant.

    POWERTIER for C++

    Our POWERTIER for C++ product is a high-performance transactional application server, which is based on our patented technologies and the Common Object Request Broker Architecture, or CORBA, standard for communication between distributed applications. The CORBA standard is managed by an industry group called the Object Management Group, of which we are a contributing member. We are also one of the authors, along with Oracle, IBM and others, of an emerging component of the overall CORBA standard, called the Persistent State Service specification. Our POWERTIER for C++ platform runs on the Windows NT and Unix operating systems. We have licensed the J2EE platform and are a contributor to the Java standard. Other features and benefits include:

    o PATENTED TECHNOLOGY PLATFORM. Our application server cache software architecture and cache replication technology have been designed to serve as the foundation for a variety of scalable electronic commerce applications.

    o SHARED CACHING. Our cache technology is the foundation for the high performance characteristics of our transactional application server. To maximize performance, dynamic information such as product inventory data is retrieved from a database into the application server cache. This in-memory information may be accessed simultaneously by multiple users, saving each user from having to access a disk-based database for that information. This feature reduces network traffic between the application server and the database, which we believe results in higher performance.

    o TRANSACTIONAL CACHING. To enable users to get a consistent view of information within the shared cache, our technology prevents one user from seeing uncommitted changes made by another user. The ability of our shared application server cache to isolate users from dynamic changes to component information, such as inventory data, differentiates our application server cache from other caching technologies, which can only manage static information, such as web pages. This feature allows high performance caching of dynamic or transactional information.

    o CACHE REPLICATION. Our cache replication technology provides the foundation for the scalability, stateful availability and fault tolerance of our transactional application server. We define stateful availability as a system that can transfer a user in the middle of a complex business operation, such as a portfolio valuation, from one application server to another without interruption or losing business state, such as the user's portfolio information. To provide stateful scalability, information from one application server cache can be synchronized with information in one or more other application server caches. Companies can deploy additional replicated application server caches to increase their ability to support more users, allowing them to use several smaller computers to do the work of one larger and more expensive computer. Users' requests are automatically routed to the application server with the most free capacity, enabling high performance, notwithstanding increases in user volumes. In the event of an application server failure, that application server's responsibilities are automatically reassigned to another application server, improving system availability.

    o CLUSTER MANAGEMENT. We have developed complementary, proprietary administration software, which enables remote administration for clusters of application servers, reducing both administrative costs and the possibility of error. This management software also enables centralized monitoring, via a standard Web browser, of the cluster through any individual application server. This feature contributes to greater system availability and reduced administrative costs.

    o DEVELOPMENT AUTOMATION. Our POWERTIER development environment includes frameworks to automate or eliminate many development tasks. The proprietary and patented object-relational mapping feature, ObjectBuilder, automatically generates the software code to translate software components into relational databases. This feature reduces the programming time required to build enterprise applications. The POWERTIER application server includes pre-built software services for data management, transaction management and communications, relieving the developer from having to build these services from scratch.

    o STANDARDS-BASED. The POWERTIER application server platform uses an open architecture that is based on industry standards such as Java, C++, CORBA, Windows NT, UNIX, SQL, J2EE, EJB and others.

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

PRODUCT                     FEATURES                                   BENEFITS
-------                     --------                                   --------
Dynamai         Dynamic Web object cache          Enables real-time scalability by reducing
                                                  application server and database workload

                Event-based content invalidation  Supports maintenance of "fresh" information in cache

                Automatic cache clustering        Delivers high availability by replicating
                                                  information across clusters of application server
                                                  caches

                On-the-fly content adaption       Allows caching of personalized content

    EDGEXTEND

    Our EDGEXTEND for WebSphere and EDGEXTEND for WebLogic products are designed to make the performance and reliability of Persistence's patented DDC technology available to applications running on IBM's WebSphere and BEA's WebLogic application servers. EDGEXTEND provides a new distributed data management architecture, which complements J2EE compliant application servers. Through the J2EE Connector Architecture the data access layer is replaced by EDGEXTEND, allowing the application servers to have the benefits of DDC without changing their existing business and presentation logic. In addition, with this distributed data architecture, WebSphere and WebLogic application servers can operate outside of a data center in a "virtual data center" without the requirement of an expensive relational database infrastructure. Our EDGEXTEND for WebSphere product is scheduled to be released on a generally available basis by the end of March 2002. Our EDGEXTEND FOR WebLogic product is scheduled to be released on a generally available basis by the end of June 2002.

    The following table describes the major features and benefits of EDGEXTEND:

PRODUCT                         FEATURES                                   BENEFITS
-------                         --------                                   --------
EDGEXTEND for      Shared transactional object       Enables real-time scalability by reducing
IBM WebSphere(R)   cache                             database traffic

                   Object-relational mapping that    Speeds application development by managing
                   provides abstraction to           database details for developer
                   database representation

                   Optimized usage of native         Improves application capacity by efficiently
                   database libraries                using database resources

                   Application server cache          Improves application capacity by caching
EDGEXTEND for        synchronization                 unpredictably changing data
BEA WebLogic(R)
                   Application server failover       Delivers high availability by replicating
                                                     information across clusters of application
                                                     server cache

                   Shared transactional object       Enables real-time scalability by reducing
                   cache                             database traffic

                   Object-relational mapping that    Speeds application development by managing
                   provides abstraction to           database details for developer
                   database representation

                   Optimized usage of native         Improves application capacity by efficiently
                   database libraries                using database resources

                   Application server cache          Improves application capacity by caching
                   synchronization                   unpredictably changing data

                   Application server failover       Delivers high availability by replicating
                                                     information across clusters of application
                                                     server caches

    We believe that research and product development will be a key to our success as a leader in providing distributed data management software in the application server and dynamic Web content acceleration markets. Our research and development expenditures totaled $5.6 million for 2001, $8.1 million for 2000 and $6.4 million for 1999.

CUSTOMERS

    Our software products are licensed to customers worldwide for use in a wide range of enterprise and electronic commerce applications, including real-time electronic trading, supply chain management, network management, application outsourcing and logistics management. Our services consist of professional consulting services, technical support and training. The following table lists a selection of customers who have purchased a significant amount of our products or services in 2001 or 2000 (defined as purchases of approximately 1% or more of our total revenues in either year.)

E-COMMERCE/INTERNET                     FINANCIAL SERVICES/EXCHANGES
Cisco Systems                           Chase JP Morgan/Accordia
i2/Rightworks                           CNP Assurances
Intershop                               Credit Suisse First Boston
Network Appliance                       Instinet
Nexus Limited Corp                      Kinetech Services
                                        Salomon Smith Barney
COMMUNICATIONS                          Zurich Arippina Gruppe
4T Solutions
AT&T
CSC Holdings (Cablevision)              TRANSPORTATION & LOGISTICS
Lucent Technologies                     Effix
Motorola                                Hekimian Laboratories
Nokia                                   Sabre Group Holdings (American Airlines)
Sprint                                  WorldRes.com

MANUFACTURING & DISTRIBUTION            OTHER
Hewlett Packard                         Applied Biosystems
Nippon Steel                            Bundesanstalt fur Arbeit
                                        Convergys Information
                                        Infron Technologies
                                        Refco Group


    In 2001, sales of products and services to Salomon Smith Barney accounted for 15% of our total revenues and sales to Cablevision accounted for 11% of our total revenues. In 2000, sales of products and services to Salomon Smith Barney accounted for 16% of our total revenues. In 1999, sales of products and services to Cisco accounted for 13% of our total revenues.

    The following case studies illustrate how selected customers have used our products to address their electronic commerce and core business application needs. These case studies are based on information supplied by these customers, however, we believe the information is accurate in all material respects. Reuters, the parent of Instinet, and Cisco are both stockholders in our company.

   REAL-TIME ELECTRONIC TRADING NETWORK

    INSTINET CORPORATION. Instinet is the world's largest electronic agency broker in equity securities. Historically, trading in fixed income securities occurred almost exclusively over the telephone. Instinet revolutionized this telephone-based fixed income trading with a global electronic broker trading service for fixed income dealers that can accommodate up to 1,000 transactions per second. It has designed a system based on the use of hundreds of replicated POWERTIER application servers, operating in concert, to meet the performance and scalability requirements of its electronic fixed income broker service.

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

SALES AND MARKETING

    We sell our products through both a direct sales force and third party distributors. As of December 31, 2001, we had 40 people in our sales and marketing organization, of which 25 were in the United States, 14 were in European offices, and 1 was in our Asian office. We intend to increase the size of our direct sales force as well as focusing on indirect distribution channels. While our overall 2002 sales and marketing expense compared to 2001 is expected to decrease, reductions in non-personnel related programs are expected to offset expenses for new hirings.

    Our sales cycle is relatively long, generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a limited pilot program to establish a technical fit.

    We have engaged in, and may continue to engage in, a variety of targeted marketing activities, including focused advertising, public relations, seminars, trade shows and customer-oriented web site management. We have also made substantial marketing investments in education and training for the J2EE and C++ markets. We hold periodic seminars in order to train developers.

    We intend to continue to develop and expand relationships with OEMs, consultants, system integrators and independent software vendors (ISVs). We believe these third parties can effectively market our products, particularly EDGEXTEND, through their existing relationships with our target market customers. We believe that these relationships will provide additional marketing and sales channels for our products and facilitate the successful deployment of customer applications. We are currently working with multiple consultants, system integrators and ISV partners, including IBM and BEA, with whom we announced partner agreements in 2001.

    In international markets, we plan to expand our sales through indirect channels, such as distributors and OEMs. As of December 31, 2001, we were represented by 2 international distributors, both of whom sell our products in Asia.

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

    o   flexibility;

    o   use of standards-based technology (e.g. J2EE);

    o   ease of integration with customers' existing enterprise systems;

    o   ease and speed of implementation;

    o   quality of support and service;

    o   security;

    o   company reputation; and

    o   price.

    Our competitors for POWERTIER include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Secant Technologies, IBM (WebSphere), Oracle (OAS) and Sun Microsystems (iPlanet). Many customers may not be willing to purchase our POWERTIER, EDGEXTEND or DYNAMAI products because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have pre-existing customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. In addition, some competitors offer products that are less complex than our POWERTIER products and require less customization to implement with potential customers' existing systems. Thus, potential customers engaged in simpler business-to-business e-commerce transactions may prefer these "plug-and-play" products to our more complex offerings. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus considered competitors. Further, dozens of companies have announced their intention to support EJB/J2EE and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. See also "Risk Factors -- Because we compete with Sun Microsystems, who controls the EJB/J2EE standard, we face the risk that they may develop this standard to favor their own products" and "-- Microsoft has established a competing application server standard, which could diminish the market potential for our products if it gains widespread acceptance."

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

    In the EDGEXTEND market, similar technology is available from a variety of sources, including the potential for internal development. Company vendors such as Versant, webGain and Excelon are middleware vendors that offer alternative data management solutions that directly target EDGEXTEND's market. Because we enhance standard J2EE application servers, we face the risk that they may develop similar functionality within their own products.

INTELLECTUAL PROPERTY RIGHTS

    Our performance may depend on our ability to protect our proprietary rights to the technologies used in our principal products. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which would harm our business. We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection. As of February 28, 2002, we had five issued United States patents and two pending United States patent applications with allowable subject matter. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property rights as fully as do the laws of the United States. Thus, the measures we are taking to protect our intellectual property rights in the United States and abroad may not be adequate. Finally, our competitors may independently develop similar technologies.

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

    In January 2001, we entered into a license agreement with both webGain and Secant to manufacture and sell products under three of our patents. Under this agreement, both webGain and Secant made a one-time payment to us.

EMPLOYEES

    As of December 31, 2001, we had 81 full-time employees, including 40 in sales and marketing, 28 in research and development and technical services, and 13 in general and administrative functions. Our relationships with our employees are generally good. From time to time, we also employ independent contractors to support our sales and marketing, research and development, professional services and administrative organizations.

EXECUTIVE OFFICERS

    The following table sets forth specific information regarding our executive officers as of February 28, 2002:

    NAME                      AGE               POSITION
    ----                      ---               --------
    Christopher T. Keene.......41   Chief Executive Officer
    Christine Russell..........52   Chief Financial Officer and Secretary
    Derek Henninger............39   Vice President of Customer Care and CIO
    Keith Zaky.................43   Vice President of Worldwide Field Operations
    Ed Murrer..................52   Vice President of Marketing
    Vivek Singhal..............33   Vice President of Engineering

    Each executive officer serves at the sole discretion of the Board of Directors.

    CHRISTOPHER T. KEENE co-founded Persistence and has served as Chief Executive Officer and a director since June 1991 and as Chairman of the Board since April 1999. From June 1991 to April 1999, Mr. Keene also served as President. Before founding Persistence, Mr. Keene worked at McKinsey & Company, Ashton-Tate and Hewlett-Packard. Mr. Keene holds a B.S. degree in Mathematical Sciences with honors from Stanford University and an M.B.A. degree from The Wharton School at the University of Pennsylvania.

    CHRISTINE RUSSELL joined Persistence in October 1997 and has served as Chief Financial Officer and Secretary since December 1997. From October 1995 to October 1997, she served as Chief Financial Officer for Cygnus Solutions, an open source platform software company. Previously, Mrs. Russell was CFO of Valence Technology and served in various senior financial positions with Shugart Corporation, a subsidiary of Xerox. She holds a B.A. degree in English Literature and an M.B.A. degree from Santa Clara University.

    DEREK HENNINGER co-founded Persistence and served as Vice President of Engineering from June 1991 until January 2002 when he became Vice President of Customer Care and CIO. Previously, Mr. Henninger worked in the Data Interpretation Division of Metaphor Corporation, a software and hardware company, from September 1990 to June 1991. Mr. Henninger holds a B.A. degree in Economics and a B.S. degree in computer Science and Mathematics from the University of California at Davis.

    KEITH ZAKY joined Persistence in October 2001 as Vice President, Worldwide Field Operations. From June 1985 to December 1999, he worked in the Octel Messaging Division of Lucent Technologies, a major networking company, most recently as Vice President and General Manager of Asia Pacific. Mr. Zaky took a planned sabbatical from December 1999 until August 2000. From August 2000 until he joined Persistence, Mr. Zaky was Executive Vice President of Worldwide Field Operations at AppGenesys.

    ED MURRER joined Persistence in July 2001 as Vice President, Marketing. Mr. Murrer was the Senior Vice President of Sales and Marketing at Xcert International, an enterprise security software company, from March 2000 to March 2001 when Xcert was sold to RSA Security. From July 1997 to March 2000, Mr. Murrer was Vice President, Business Development at Veridicom, a biometrics security software company.

    VIVEK SINGHAL joined Persistence in April 1995 as a Software Engineer. In January 2002, he was promoted to Vice President, Engineering. He holds a B.S. degree in Computer Science from the Massachusetts Institute of Technology and a Ph.D. in Computer Science from the University of Texas at Austin.

ITEM 2. PROPERTIES.

    We are headquartered in San Mateo, California, where we lease approximately 17,000 square feet of office space under a lease expiring on December 31, 2004. We have an engineering staff facility in San Diego, where we lease approximately 6,000 square feet of office space under a lease expiring on August 31, 2004. We also maintain sales offices in other U.S. states, the United Kingdom, Germany, and Hong Kong. We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

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

                                                               HIGH      LOW
                                                             --------  --------
For The Year Ended December 31, 1999:
  Second Quarter from June 24, 1999........................  $  13.81  $  11.00
  Third Quarter............................................  $  28.88  $  12.63
  Fourth Quarter...........................................  $  26.06  $   8.25
For The Year Ended December 31, 2000:
  First Quarter............................................  $  23.63  $  15.81
  Second Quarter...........................................  $  21.38  $  10.13
  Third Quarter............................................  $  20.75  $   9.91
  Fourth Quarter...........................................  $  12.00  $   3.38
For The Year Ended December 31, 2001:
  First Quarter............................................  $   4.50  $   1.00
  Second Quarter...........................................  $   1.25  $   0.48
  Third Quarter............................................  $   0.99  $   0.15
  Fourth Quarter...........................................  $   1.35  $   0.19

    We had 170 stockholders of record as of February 28, 2002, including several holders who are nominees for an undetermined number of beneficial owners.

    DIVIDEND POLICY. We have never paid dividends on our common stock or preferred stock. We currently intend to retain any future earnings to fund the development of our business. Therefore, we do not currently anticipate declaring or paying dividends in the foreseeable future. In addition, our line of credit agreement prohibits us from paying dividends.

    USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. Our registration statement on Form S-1, SEC File No. 333-76867, for our initial public offering of common stock became effective on June 24, 1999. We registered and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a per share price of $11.00. Our underwriters were BancBoston Robertson Stephens, U.S. Bancorp Piper Jaffray, and Soundview Technology Group. Offering proceeds, net of aggregate underwriting commissions and discounts of $2.7 million and other offering transaction expenses of $1.1 million, were $34.1 million. None of the underwriting commissions and discounts or other offering transaction expenses were direct or indirect payments to our directors, officers, or holders of 10% or more of our stock. From June 24, 1999 through December 31, 2001, we have used the net offering proceeds as follows:

         Working capital expenditures                          $21.5 million
         Acquiring property and equipment                        2.3 million
         Acquiring technologies                                  2.9 million
                                                               -------------
                                                                26.7 million
         Cash and cash equivalents                               7.4 million
                                                               -------------
                                                               $34.1 million

    Each of the above amounts represents our best estimate of our use of the net proceeds. None of the net offering proceeds were paid directly or indirectly to our directors, officers, or holders of 10% or more of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2001, 2000, and 1999 and the consolidated balance sheet data at December 31, 2001 and 2000, are derived from audited consolidated financial statements included elsewhere in this report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998 and 1997, and the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included in this report on Form 10-K.

                                                                       YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------
                                                        2001        2000        1999        1998        1997
                                                      ---------   ---------   ---------   ---------   ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  License .........................................   $ 10,561    $ 17,684    $ 10,890    $  7,478    $  3,546
  Service .........................................      8,810       7,593       3,553       2,682       1,867
                                                      ---------   ---------   ---------   ---------   ---------
          Total revenues ..........................     19,371      25,277      14,443      10,160       5,413
Loss from operations ..............................    (15,391)    (17,857)    (12,165)     (4,090)     (4,686)
Net loss ..........................................   $(15,132)   $(16,726)   $(11,306)   $ (4,089)   $ (4,674)
                                                      =========   =========   =========   =========   =========
Basic and diluted net loss per share(1) ...........   $  (0.76)   $  (0.87)   $  (0.86)   $  (0.59)   $  (0.73)
                                                      =========   =========   =========   =========   =========
Shares used in basic and diluted net loss per share
calculation .......................................     19,919      19,330      13,091       6,879       6,366
                                                      =========   =========   =========   =========   =========


                                                                          AS OF DECEMBER 31,
                                                      ---------------------------------------------------------
                                                        2001        2000        1999        1998        1997
                                                      ---------   ---------   ---------   ---------   ---------
                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments .   $  7,411    $ 19,490    $ 29,652    $  4,938    $  2,610
Working capital ...................................      6,783      17,289      29,582       3,384       1,604
Total assets ......................................     13,755      33,641      39,092       7,064       5,447
Long-term obligations .............................        421         932         354         714         419
Total stockholders' equity ........................      7,944      22,556      32,018       3,422       2,057

----------

(1) Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti dilutive because of the company's net losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 2001 and 2000 and for each of the years ended December 31, 2001, 2000, and 1999, included elsewhere in this annual report on Form 10-K. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "targets," "expects," "future," "intends," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this annual report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

    Persistence Software solves data access problems for distributed and real-time systems. Persistence solutions help deliver better business visibility for applications which require current information about customers, products and suppliers. Persistence provides a suite of data management products that sit between existing databases - such as Oracle and DB/2 - and/or application servers - such as WebLogic and WebSphere. Developers can configure these products to structure and position business information with optimal efficiency, improving application server performance and simplifying application distribution while reducing database costs.

    Persistence is a leading provider of software for the management of distributed data throughout an enterprise without the need for replicated data centers. By effectively managing enterprise data, users achieve the benefit of "business visibility" - the ability to manage their businesses in real time with data and applications where they need them, when they need them. We were incorporated and began operations in 1991. Our products incorporate patented object-to-relational mapping and caching technologies. We have continually enhanced our products, including a patented data transformation technology for mapping objects to database tables, and caching capabilities.

    In 1996, we developed our POWERTIER transactional application server, which integrates all of the previously released Persistence products with new shared transactional caching technologies, which enable multiple users to simultaneously access the same cached data. We first shipped our POWERTIER for C++ transactional application server in 1997. Sales of POWERTIER for C++ accounted for the majority of our revenues in 1997, 1998, and 1999, during which years we added a professional services staff to enable our customers to implement POWERTIER more rapidly. We were one of the first companies to adopt and implement the J2EE (formerly known as EJB) specification. In 1998, we introduced POWERTIER for EJB (now J2EE), which customers have frequently purchased together with POWERTIER for C++. Our most recent version of POWERTIER for J2EE is currently in use by several major customers and was commercially released in September 2001. We currently plan to continue to focus product development efforts on enhancements to both the POWERTIER for C++ and the POWERTIER for J2EE products, as well as our EDGEXTEND product.

    Our revenues, which consist of software license revenues and service revenues, totaled $19.4 million in 2001, $25.3 million in 2000 and $14.4 million in 1999. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997, we have a limited operating history in the application server market. We expect that, as a percentage of total revenues, sales of POWERTIER for J2EE and EDGEXTEND products will increase and sales of POWERTIER for C++ will decrease in the future.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, Germany, and Hong Kong. Revenues from licenses and services to customers outside the United States were $7.4 million in 2001, $7.2 million in 2000 and $4.1 million in 1999 which represented approximately 38% of total revenues for 2001, 28% for 2000 and 28% for 1999. Our future success will depend, in part, on our successful development of international markets for our products.

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. Sales of products to our top five customers accounted for 45% of total revenues in 2001, 40% of total revenues in 2000 and 35% of total revenues in 1999. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

    To date, we have sold our products primarily through our direct sales force. We plan to hire sales people, in particular those with expertise in channel sales, in order to meet our sales goals. In addition, our ability to achieve significant revenue growth will depend in large part on our success in establishing and leveraging relationships with OEM partners and other resellers.

    We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Future implementation guidance relating to these standards or any future standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provided guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The company implemented SAB No. 101 in the fourth quarter of the year ended December 31, 2000. The provisions of SAB No. 101 did not have a material impact on the company's consolidated financial position or results of operations.

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

    Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our employees decreased from 152 as of December 31, 2000 to 81 as of December 31, 2001, representing a decrease of 47%. We have incurred net losses in each quarter since 1996 and, as of December 31, 2001, had an accumulated deficit of $55.9 million. We are currently targeting that sales and marketing expenses, research and development expenses, and general and administrative expenses, will remain below the levels incurred during 2001. We expect to achieve a modest net profit on a GAAP basis for 2002.

    We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may not achieve or maintain profitability in the future. Our success depends significantly upon broad market acceptance of our POWERTIER for J2EE application server and our more recently introduced caching products, DYNAMAI and EDGEXTEND. Because Sun Microsystems controls the J2EE standard, we need to maintain a good working relationship with them to develop future versions of POWERTIER for J2EE, as well as additional products using the J2EE standard. Our performance will also depend on the level of capital spending in our target market of customers and on the growth and widespread adoption of the market for business-to-business electronic commerce over the Internet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, intangible assets, income taxes, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

- REVENUE RECOGNITION. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions. We follow specific and detailed guidelines in measuring and recognizing revenue. Revenue results are difficult to forecast, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

- BAD DEBTS. Our bad debt policy requires that we maintain a specific allowance for certain doubtful accounts and a general allowance for the majority of the non-specifically reserved accounts. These allowances provide for estimated losses resulting from the inability or refusal of our customers to make required payments. If the financial condition of the company's customers were to deteriorate further, additional allowances would generally be required.

- PURCHASED TECHNOLOGY AND INTANGIBLES. Our business acquisitions typically resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements and operating results. Accordingly in 2001, the company took an impairment charge of $2.0 million.

- INCOME TAXES. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

   REVENUES

    Our revenues were $19.4 million for 2001 and $25.3 million for 2000 representing a decrease of 23%. International revenues were $7.4 million for 2001 and $7.2 million for 2000, representing an increase of 3%. For 2001, sales to Salomon Smith Barney accounted for 15% of total revenues, sales to Cablevision accounted for 11% of total revenues, and sales to our top five customers accounted for 45% of total revenues. For 2000, sales to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues.

    LICENSE REVENUES. License revenues were $10.6 million for 2001 and $17.7 million for 2000, representing a decrease of 40%. License revenues represented 55% of total revenues for 2001 and 70% of total revenues for 2000. The decrease in software license revenues was primarily due to a general reduction in information technology spending for 2001, as compared to the more buoyant levels experienced in 2000. This was particularly noticeable within our domestic markets.

    SERVICE REVENUES. Our service revenues were $8.8 million for 2001 and $7.6 million for 2000, representing an increase of 16%. The increase in service revenues was primarily due to our focus upon significant consulting engagements with Salomon Smith Barney and other key customers. Service revenues represented 45% of total revenues for 2001 and 30% of total revenues for 2000.

   COST OF REVENUES

    COST OF LICENSE REVENUES. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs. Our cost of license revenues was $14,000 for 2001 and $304,000 for 2000. The cost of license revenues for 2000 included significant royalties that did not continue in 2001.

    COST OF SERVICE REVENUES. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services, technical support and training. Our cost of service revenues was $4.0 million for 2001 and $3.6 million for 2000, representing an increase of 11%. This increase was primarily due to the higher technical support revenues experienced in 2001. As a percentage of service revenues, cost of service revenues were 45% for 2001 and 47% for 2000. This decrease was due in part to the increase in our technical support revenues. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of third party professional services.

   OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $14.4 million for 2001 and $22.8 million for 2000, representing a decrease of 37%. This decrease was primarily due to a general reduction in marketing programs, a reduction in staff and lower commissions based on lower sales revenues. Sales and marketing expenses represented 74% of total revenues for 2001 and 90% of total revenues for 2000. We are presently targeting that 2002 sales and marketing expense levels will be lower than comparable 2001 expense levels.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, technical managers and quality assurance personnel as well as payments to external software consultants. Our research and development expenses were $5.6 million for 2001 and $8.1 million for 2000, representing a decrease of 31%. This decrease was primarily related to a reduction in staff and a reduction in the use of external consultants. Research and development expenses represented 29% of total revenues for 2001 and 32% of total revenues for 2000. We are presently targeting that 2002 research and development expense levels will be lower than comparable 2001 expense levels.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $5.5 million for 2001 and $5.4 million for 2000, representing an increase of 2%. This increase was primarily the result of patent litigation and settlement costs, offset by a reduction in personnel expenses. General and administrative expenses represented 29% of total revenues for 2001 and 21% of total revenues for 2000. We are presently targeting that 2002 general and administrative expense levels will be lower than comparable 2001 expense levels.

    AMORTIZATION AND WRITE-DOWN OF PURCHASED INTANGIBLES. Amortization of purchased intangibles was $3.6 million for 2001 and $2.9 million for 2000 representing an increase of 24%. The increase in amortization was primarily due to write-off of intangibles and goodwill of $2.0 million in June 2001.

    RESTRUCTURING COSTS. The Company restructured several functions within its operations in 2001. This resulted in one-time charges of $1.7 million. The majority of these charges related to severance and other employee related benefit costs.

    INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense) consists primarily of earnings on our cash, cash equivalents and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings, and various miscellaneous state and foreign taxes, and other expenses. Interest and other income (expense) was $259,000 for 2001 and $1.1 million for 2000, representing a decrease of 76%. This decrease was primarily due to a reduction in our short-term investment balances and a general reduction in market interest rates. We expect that interest and other income (expense) will decrease as we continue to use our net proceeds from our initial public offering and may become a net expense in 2002.

    STOCK-BASED COMPENSATION. Some options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value of the stock price for accounting purposes was greater than the fair market value of the stock as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of December 31, 2001 was $119,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $245,000 in 2001 and $416,000 in 2000. We expect to record amortization expense related to these securities of approximately $120,000 in 2002.

    PROVISION FOR INCOME TAXES. Since inception, we have incurred net operating losses for federal and state tax purposes and have not recognized any tax provision or benefit.

    As of December 31, 2001, we had $48.4 million of federal and $9.5 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards expire through 2020, while the state net operating loss carryforwards expire through 2011. The net operating loss carryforwards for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of state net operating loss carryforwards can be utilized to offset future state taxable income and because state net operating loss carryforwards generated in earlier years have already expired. The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in situations where changes occur in the stock ownership of a company. If we should be acquired or otherwise have an ownership change, as defined in the Tax Reform Act of 1986, our utilization of these carryforwards could be restricted.

    As of December 31, 2001, the Company also had research and development tax credit carryforwards of $1.5 million and $1.4 million available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2021, while the state credit carryforward has no expiration.

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

    SERVICE REVENUES. Our service revenues were $7.6 million for 2000 and $3.6 million for 1999, representing an increase of 114%. The increase in service revenues was primarily due to an increase in customer support fees related to increased sales of our POWERTIER platform and an increase in our professional services fees. Service revenues represented 30% of total revenues for 2000 and 25% of total revenues for 1999.

COST OF REVENUES

    COST OF LICENSE REVENUES. Our cost of license revenues was $304,000 for 2000 and $170,000 for 1999. As a percentage of license revenues, cost of license revenues remained flat at 2% for each of 2000 and 1999.

    COST OF SERVICE REVENUES. Our cost of service revenues was $3.6 million for 2000 and $2.6 million for 1999, representing an increase of 36%. This increase was primarily due to increased staffing, and occupancy costs. As a percentage of service revenues, cost of service revenues were 47% for 2000 and 74% for 1999.

OPERATING EXPENSES

    SALES AND MARKETING. Our sales and marketing expenses were $22.8 million for 2000 and $14.1 million for 1999, representing an increase of 62%. This increase was primarily due to our investment in our sales and marketing infrastructure, which included increases in staff related costs, sales commissions and advertising and promotional events. Sales and marketing expenses represented 90% of total revenues for 2000 and 97% of total revenues for 1999.

    RESEARCH AND DEVELOPMENT. Our research and development expenses were $8.1 million for 2000 and $6.4 million for 1999, representing an increase of 28%. This increase was primarily related to increases in staff related costs and occupancy costs. Research and development expenses for 1999 also included a one-time $303,000 compensation charge associated with the issuance of common stock to an investor at a price which was less than the deemed fair value for accounting purposes. Research and development expenses represented 32% of total revenues for 2000 and 44% of total revenues for 1999.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses were $5.4 million for 2000 and $2.8 million for 1999, representing an increase of 93%. This increase was primarily the result of staff related costs, professional service providers, and bad debt reserves. This increase was primarily offset by a decrease in occupancy costs. General and administrative expenses represented 21% of total revenues for 2000 and 20% of total revenues for 1999.

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

    STOCK-BASED COMPENSATION. Total deferred stock compensation associated with equity transactions as of December 31, 2000 was $592,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $416,000 in 2000 and $971,000 in 1999.

    PROVISION FOR INCOME TAXES. Since inception, we have incurred net operating losses for federal and state tax purposes and have not recognized any tax provision or benefit.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statement of operations data for each of the twelve quarters in the three-year period ended December 31, 2001. This financial data is also expressed as a percentage of our total revenues for the periods indicated. This data has been derived from our unaudited consolidated financial statements, which have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have been in the past, and may be in the future, subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

                                                                         QUARTER ENDED
                           -------------------------------------------------------------------------------------------------------
                           MAR. 31,  JUN. 30,   SEP. 30,  DEC. 31,  MAR. 31,   JUN. 30,   SEP. 30,  DEC. 31,   MAR. 31,   JUN. 30,
                             1999      1999       1999      1999      2000       2000       2000      2000       2001       2001
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Revenues:
 License................   $ 2,116   $ 3,463    $ 1,747   $ 3,564   $ 2,881    $ 4,402    $ 5,356   $ 5,045    $ 2,131    $ 2,538
 Service................       747       784        878     1,144     1,329      1,556      1,728     2,980      2,735      2,213
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
   Total revenues.......     2,863     4,247      2,625     4,708     4,210      5,958      7,084     8,025      4,866      4,751
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
Cost of revenues:
 License................        42        56         19        53        50         16        207        31          5          1
 Service................       580       695        490       868       715        902        857     1,118      1,173      1,189
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
   Total cost of revenues      622       751        509       921       765        918      1,064     1,149      1,178      1,190
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
Gross profit............     2,241     3,496      2,116     3,787     3,445      5,040      6,020     6,876      3,688      3,561
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
Operating expenses:
 Sales and marketing....     2,015     2,956      4,057     5,024     5,998      5,255      5,234     6,268      4,349      3,819
 Research and development    1,806     1,305      1,533     1,713     2,013      2,213      2,042     1,859      1,748      1,583
 General and administrative    383       538      1,146       753       867      1,492      1,649     1,423      1,374      1,394
 Amortization of purchased
   intangibles..........        --        63        188       325       496        771        799       859        718      2,458
 Restructuring costs....        --        --         --        --        --         --         --        --        785        688
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
   Total operating
     expenses...........     4,204     4,862      6,924     7,815     9,374      9,731      9,724    10,409      8,974      9,942
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------

Loss from operations....    (1,963)   (1,366)    (4,808)   (4,028)   (5,929)    (4,691)    (3,704)   (3,533)    (5,286)    (6,381)
Interest income (expense),
  net...................        48        42        410       358       367        290        299       175        177         97
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
Net loss................   $(1,915)  $(1,324)   $(4,398)  $(3,670)  $(5,562)   $(4,401)   $(3,405)  $(3,358)   $(5,109)   $(6,284)
                           ========  ========   ========  ========= ========   ========   ========  ========   ========   ========
Shares used in calculating
 basic and diluted net
loss per share..........     7,044     7,860     18,449    18,739    18,968     19,148     19,418    19,667     19,791     19,916
                           ========  ========   ========  ========= ========   ========   ========  ========   ========   ========

Basic and diluted net
loss per share..........   $ (0.27)  $ (0.17)   $ (0.24)  $ (0.20)  $ (0.29)   $ (0.23)   $ (0.18)  $ (0.17)   $ (0.26)   $ (0.32)
                           ========  ========   ========  ========= ========   ========   ========  ========   ========   ========

AS A PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 License................      73.9%     81.5%      66.6%     75.7%     68.4%      73.9%      75.6%     62.9%      43.8%      53.4%
 Service................      26.1      18.5       33.4      24.3      31.6       26.1       24.4      37.1       56.2%      46.6%
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
   Total revenues.......     100.0     100.0      100.0     100.0     100.0      100.0      100.0     100.0      100.0%     100.0%
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
Cost of revenues:
 License................       1.5       1.3        0.7       1.1       1.2        0.3        2.9       0.4        0.1        0.0
 Service................      20.3      16.4       18.7      18.4      17.0       15.1       12.1      13.9       24.1       25.0
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
   Total cost of revenues     21.7      17.7       19.4      19.6      18.2       15.4       15.0      14.3       24.2       25.0
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
Gross margin............      78.3      82.3       80.6      80.4      81.8       84.6       85.0      85.7       75.8       75.0
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
Operating expenses:
 Sales and marketing....      70.4      69.6      154.6     106.7     142.5       88.2       73.9      78.1       89.4       80.4
 Research and development     63.1      30.7       58.4      38.0      47.8       37.1       28.8      23.2       35.9       33.3
 General and
   administrative.......      13.4      12.7       43.7      16.0      20.6       25.0       23.3      17.7       28.2       29.3
 Amortization of purchased
   intangibles..........        --       1.5        7.2       5.2      11.8       12.9       11.3      10.7       14.8       51.7
 Restructuring costs....        --        --         --        --        --         --         --        --       16.1       14.5
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
   Total operating           146.8     114.5      263.8     166.0     222.7      163.3      137.3     129.7      184.4      209.3
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
expenses................
Loss from operations....     (68.6)    (32.2)    (183.2)    (85.6)   (140.8)     (78.7)     (52.3)    (44.0)    (108.6)    (134.3)
Interest income (expense),
 net....................       1.7       1.0       15.6       7.6       8.7        4.9        4.2       2.2        3.6        2.0
                           --------  --------   --------  --------  --------   --------   --------  --------   --------   --------
Net loss................     (66.9)%   (31.2)%   (167.5)%   (78.0)%  (132.4)%    (73.9)%    (48.1)%   (41.8)%   (105.0)%   (132.3)
                           ========  ========   ========  ========  ========   ========   ========  ========   ========   ========

(CONTINUED BELOW)

                              QUARTER ENDED
                           -------------------
                           SEP. 30,   DEC. 31,
                             2001       2001
                           --------   --------

CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Revenues:
 License................   $ 3,114    $ 2,778
 Service................     2,056      1,806
                           --------   --------
   Total revenues.......     5,170      4,584
                           --------   --------
Cost of revenues:
 License................         1          7
 Service................       975        636
                           --------   --------
   Total cost of revenues      976        643
                           --------   --------
Gross profit............     4,194      3,941
                           --------   --------
Operating expenses:
 Sales and marketing....     3,739      2,464
 Research and development    1,229      1,018
 General and administrative  1,464      1,287
 Amortization of purchased
   intangibles..........       245        213
 Restructuring costs....       200         --
                           --------   --------
   Total operating
     expenses...........     6,877      4,982
                           --------   --------

Loss from operations....    (2,683)    (1,041)
Interest income (expense),
  net...................        14        (29)
                           --------   --------
Net loss................   $(2,669)   $(1,070)
                           ========   ========
Shares used in calculating
 basic and diluted net
loss per share..........    19,971     20,012
                           ========   ========

Basic and diluted net
loss per share..........   $ (0.13)   $ (0.05)
                           ========   ========

AS A PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 License................      60.2%      60.6%
 Service................      39.8%      39.4%
                           --------   --------
   Total revenues.......     100.0%     100.0%
                           --------   --------
Cost of revenues:
 License................       0.0        0.1
 Service................      18.9       13.9
                           --------   --------
   Total cost of revenues     18.9       14.0
                           --------   --------
Gross margin............      81.1       86.0
                           --------   --------
Operating expenses:
 Sales and marketing....      72.3       53.8
 Research and development     23.8       22.2
 General and
   administrative.......      28.3       28.1
 Amortization of purchased
   intangibles..........       4.7        4.6
 Restructuring costs....       3.9        0.0
                           --------   --------
   Total operating           133.0      108.7
                           --------   --------
expenses................
Loss from operations....     (51.9)     (22.7)
Interest income (expense),
 net....................       0.2       (0.6)
                           --------   --------
Net loss................     (51.7)%    (23.3)%
                           ========   ========

    Our quarterly operating results have fluctuated significantly in the past, and may continue to fluctuate significantly in the future, as a result of a number of factors, many of which are outside our control. These factors include:

    o   our ability to close relatively large sales on schedule;

    o   delays or deferrals of customer orders or deployments;

    o   delays in shipment of scheduled software releases;

    o demand for and market acceptance of our POWERTIER products and our newer DYNAMAI and EDGEXTEND products;

    o   introduction of new products or services by us or our competitors;

    o   annual or quarterly budget cycles of our customers;

    o the level of product and price competition in the application server and distributed dynamic caching markets;

    o   our lengthy sales cycle;

    o our success in maintaining our direct sales force and expanding indirect distribution channels;

    o   the mix of direct sales versus indirect distribution channel sales;

    o   the mix of products and services licensed or sold;

    o   the mix of domestic and international sales; and

    o our success in international markets and general economic conditions in these markets.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We have also financed our business through equipment-related loans in the maximum principal amount of $800,000, a second equipment related loan in the amount of $655,000 and capitalized leases. As of December 31, 2001, we had $7.4 million of cash and cash equivalents and $6.8 million of working capital.

    Net cash used in operating activities was $11.6 million for 2001, $11.7 million for 2000, and $10.9 million for 1999. For each of 2001, 2000 and 1999, cash used for operating activities was attributable primarily to net operating losses. These losses were offset by depreciation and amortization expenses.

    Net cash provided by investing activities was $5.4 million for 2001. Net cash used in investing activities was $108,000 for 2000, and $10.0 million for 1999. For 2001, cash provided by investing activities consisted primarily of the sale of short-term investments. For 2000, cash used in investing activities consisted of purchases of property and equipment and purchased intangibles, offset by the sale of short-term investments. For 1999, cash used in investing activities consisted primarily of purchases of short-term investments, purchased intangibles and property and equipment.

    Net cash used in financing activities was $500,000 for 2001. Net cash provided by financing activities was $3.6 million for 2000 and $38.2 million for 1999. Net cash used in financing activities during 2001 consisted primarily of repayments of capital leases and loan agreements offset by the sale of common stock. Net cash provided by financing activities during 2000 and 1999 was primarily attributable to the sale of common stock. For 2001 and 2000, net cash was also provided from borrowings under an equipment financing facility, offset by repayments of loan agreements.

    We have credit facilities with Comerica Bank. Under those credit facilities, the Company has a $5.0 million revolving line of credit facility available through April 30, 2003, an $800,000 equipment term loan, and a second equipment term loan of $655,000. As of December 31, 2001 we had no borrowings outstanding under the revolving line of credit facility. As of December 31, 2001, we had a promissory note in favor of Comerica Bank related to our first equipment term loan, under which $67,000 out of an original $800,000 was outstanding. We are required to make principal payments of $22,222 per month plus interest at 7.75% per annum on the unpaid principal balance, payable in 36 monthly installments. As of December 31, 2001 we had $502,000 outstanding under the second equipment term loan. We are required to make principal payments of $21,843 per month, plus interest at the bank's base rate plus 0.5% per annum payable in 30 monthly installments. The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $7 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2 to 1. As of both June 30, 2001 and September 30, 2001, the Company's tangible net worth fell below the minimum tangible net worth ratio then in effect, and the bank waived both of those previous events. As of December 31, 2001, we were in compliance with our debt covenants. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

    We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least 2002. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard is not expected to be material to our financial statements as the Company does not currently carry any goodwill or intangible assets with indefinite lives.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired, and broadened the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001 and the Company adopted the provisions of SFAS No. 144 as of January 1, 2002 but does not expect SFAS No. 144 to have a material effect on the Company's financial position or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    You should carefully consider the following risks in addition to the other information contained in this annual report on Form 10-K as well as in our quarterly reports on Form 10-Q. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem to be material, but are not the only ones that we face.

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

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NEVER BECOME OR REMAIN PROFITABLE.

    We may not achieve our targeted revenues and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $15.1 million in 2001, $16.7 million in 2000, $11.3 million in 1999, $4.1 million in 1998 and $4.7 million in 1997. As of December 31, 2001, we had an accumulated deficit of $55.9 million. While we are currently targeting decreases in sales and marketing, research and development, and general and administrative expenses for 2002 as compared to such 2001 expenses, we will still need to achieve our revenue targets to become profitable. Because our product markets are new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

    Based upon our current forecasts and estimates, we are targeting that our current cash and cash equivalents will be sufficient to meet our anticipated operating cash needs through at least December 31, 2002. However, we may need to raise additional funds prior to that time. We face several risks in connection with this possible need to raise additional capital:

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

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future as a result of a number of factors, many of which are outside our control. In prior years, we have often experienced an absolute decline in revenues from the fourth quarter to the first quarter of the next year. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. The factors that may cause fluctuations of our operating results include the following:

    o   our ability to close relatively large sales on schedule;

    o   delays or deferrals of customer orders or deployments;

    o   delays in shipment of scheduled software releases;

    o demand for and market acceptance of our POWERTIER products and our newer DYNAMAI and EDGEXTEND products;

    o   the possible loss of sales people;

    o   introduction of new products or services by us or our competitors;

    o   annual or quarterly budget cycles of our customers;

    o the level of product and price competition in the application server and distributed dynamic caching markets;

    o   our lengthy sales cycle;

    o our success in maintaining our direct sales force and expanding indirect distribution channels;

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

OUR SALES CYCLE IS LONG, UNPREDICTABLE AND SUBJECT TO SEASONAL FLUCTUATIONS, SO IT IS DIFFICULT TO FORECAST OUR REVENUES.

     Any delay in sales of our products or services could cause our quarterly revenues and operating results to fluctuate. The typical sales cycle of our products is long and unpredictable and requires both a significant capital investment decision by our customers and our education of potential customers regarding the use and benefits of our products. Our sales cycle is generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a limited pilot program to establish a technical fit. Our products typically are purchased as part of a significant enhancement to a customer's information technology system. The implementation of our products involves a significant commitment of resources by prospective customers. Accordingly, a purchase decision for a potential customer typically requires the approval of several senior decision makers. Our sales cycle is affected by the business conditions of each prospective customer, as well as the overall economic climate for technology-related capital expenditures. Due to the relative importance of many of our product sales, a lost or delayed sale could adversely affect our quarterly operating results. Our sales cycle is affected by seasonal fluctuations as a result of our customers' fiscal year budgeting cycles and slow summer purchasing patterns in Europe.

WE DEPEND ON A RELATIVELY SMALL NUMBER OF SIGNIFICANT CUSTOMERS, AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS COULD RESULT IN A DECREASE IN OUR REVENUES.

     Historically, we have received a substantial portion of our revenues from sales to a limited number of customers. In the year ended December 31, 2001, sales to our top five customers accounted for 45% of total revenues. Sales to Salomon Smith Barney accounted for 15% of total revenues and sales to Cablevision accounted for 11% of total revenues. In year ended December 31, 2000, sales to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. In year ended December 31, 1999, sales to Cisco accounted for 13% of our total revenues, and sales to our top five customers accounted for 35% of total revenues. In year ended December 31, 1998, sales to Cisco accounted for 14% of our total revenues, sales to Instinet accounted for 17% of our total revenues, and sales to our top five customers accounted for 55% of total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on sales to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

WE DEPEND ON THE JAVA PROGRAMMING LANGUAGE, THE ENTERPRISE JAVABEANS STANDARD AND THE EMERGING MARKET FOR DISTRIBUTED OBJECT COMPUTING, AND IF THESE TECHNOLOGIES FAIL TO GAIN ACCEPTANCE, OUR BUSINESS COULD SUFFER.

     We are focusing certain portions of our marketing efforts on our POWERTIER for J2EE application server, which is based on three relatively new technologies, which have not been widely adopted by a large number of companies. These three technologies are a distributed object computing architecture, Sun Microsystems' Java programming language and J2EE (formerly EJB). Distributed object computing combines the use of software modules, or objects, communicating across a computer network to software applications, such as our POWERTIER application server. J2EE is the Java programming standard for use in an application server. In 1998, we launched our PowerTier for EJB product, which is a transactional application server that uses Java and conformed to the EJB standard. Sun Microsystems released the EJB standard in 1998, and thus far EJB has had limited market acceptance. Since our POWERTIER for J2EE product depends upon the specialized J2EE standard, we face a limited market compared to competitors who may offer application servers based on more widely accepted standards, including the Java programming language. We expect a material portion of our future revenues will come from sales of products based on the J2EE standard. Thus, our success depends significantly upon broad market acceptance of distributed object computing in general, and Java application servers in particular. If J2EE does not become a widespread programming standard for application servers, our revenues and business could suffer.

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

     Our EDGEXTEND products are currently in beta testing. Any delays in releasing these products on a generally available basis may materially affect our future revenues. EDGEXTEND for WebSphere is scheduled to be released in March 2002. EDGEXTEND for WebLogic is scheduled to be released in June 2002.

WE ARE CURRENTLY TARGETING THAT SOME PORTION OF OUR REVENUES WILL BE DERIVED FROM SALES OF OUR NEWEST PRODUCT, EDGEXTEND, HOWEVER THERE ARE TECHNICAL AND MARKET RISKS ASSOCIATED WITH NEW PRODUCTS.

     We are currently targeting that sales of our EDGEXTEND products will represent some percentage of our revenues. New products, like EDGEXTEND, often contain errors or defects, particularly when first introduced. Any errors or defects could be serious or difficult to correct and could result in a delay of product adoption resulting in lost revenues or a delay in gaining market share, which could harm our revenues and reputation. In addition, market adoption is often slower for newer products, like EDGEXTEND, than for existing products.

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO BUILD AND TRAIN AND MAINTAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

     We must maintain a strong direct sales team to generate revenues. In the last several years, we have experienced significant turnover in our sales team, and in the third quarter of 2001, we implemented a reduction in force and substantially reorganized our sales team. In order to meet our future sales goals, we may need to hire more salespeople for both our domestic and international sales efforts. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force. As a result of our recent restructuring, a number of our sales people are relatively new and we may not meet our sales goals. In addition, our recently hired employees may not become productive, and we may not be able to hire enough qualified individuals in the future.

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

BECAUSE OUR PRODUCTS ARE OFTEN INCORPORATED INTO ENTERPRISE-WIDE SYSTEM DEPLOYMENTS, ANY DELAYS IN THESE PROJECTS MAY RESULT IN LOWER REVENUES.

     Because our products are often incorporated into multi-million dollar enterprise projects, we depend on the successful and timely completion of these large projects to fully deploy our products and achieve our revenue goals. These enterprise projects often take many years to complete and can be delayed by a variety of factors, including general or industry-specific economic downturns, our customers' budget constraints, other customer-specific delays, problems with other system components or delays caused by the OEM or other third-party partners who may be managing the system deployment. If our customers cannot successfully implement large-scale deployments, or they determine for any reason that our products cannot accommodate large-scale deployments or that our products are not appropriate for widespread use, our business could suffer. In addition, if an OEM or other third-party partner fails to complete a project utilizing our product for a customer in a timely manner, our revenues or business reputation could suffer.

BECAUSE WE COMPETE WITH SUN MICROSYSTEMS, WHO CONTROLS THE EJB/J2EE APPLICATION SERVER STANDARD, WE FACE THE RISK THAT IT MAY DEVELOP THIS STANDARD TO FAVOR ITS OWN PRODUCTS.

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

     Microsoft has established a competing standard for distributed computing, COM, which includes an application server product. If this standard gains widespread market acceptance over the J2EE or CORBA standards, on which our products are based, our business would suffer. Because of Microsoft's resources and commanding position with respect to other markets and technologies, Microsoft's entry into the application server market may cause our potential customers to delay or change purchasing decisions. We expect that Microsoft's presence in the application server market will increase competitive pressure in this market.

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

    o        flexibility;

    o        use of standards-based technology (e.g. J2EE);

    o        ease of integration with customers' existing enterprise systems;

    o        ease and speed of implementation;

    o        quality of support and service;

    o        security;

    o        company reputation; and

    o        price.

    Our competitors for POWERTIER, DYNAMAI and EDGEXTEND include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Secant Technologies, IBM (WebSphere), Oracle (OAS) and i-Planet (Sun Microsystems). Many customers may not be willing to purchase our POWERTIER platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. In addition, some competitors offer products that are less complex than our POWERTIER products and require less customization to implement with potential customers' existing systems. Thus, potential customers engaged in simpler business-to-business e-commerce transactions may prefer these "plug-and-play" products to our more complex offerings. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus indirect competitors. Further, dozens of companies have already supported, or have announced their intention to support J2EE, and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, in the POWERTIER for C++ market, many potential customers build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments.

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

    In the EDGEXTEND market, similar technology is available from a variety of sources, including the potential for internal development. Company vendors such as Versant, webGain and Excelon are middleware vendors that offer alternative data management solutions that directly target EDGEXTEND's market. Because we enhance standard J2EE application servers, we face the risk that they may develop similar functionality within their own products.

IF THE MARKET FOR INFRASTRUCTURE SOFTWARE FOR NETWORKS AND WEB-BASED PRODUCTS AND SERVICES DOES NOT DEVELOP AS WE CURRENTLY ENVISION, OUR BUSINESS MODEL COULD FAIL AND OUR REVENUES COULD DECLINE.

     Our performance and future success will depend on the growth and widespread adoption of the market for infrastructure software for networks and web-based products and services. If this market does not develop in the manner we currently envision, our business could be harmed. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, accessibility and quality of network service, remain unresolved and may negatively affect the growth of the Internet as a platform for conducting various forms of electronic commerce. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation.

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

     Our future success will depend, in part, on our successful development of international markets for our products. Approximately 40% of our total revenues came from sales of products and services outside of the United States for the three months ended December 31, 2001, and approximately 38% of our total revenues came from sales of products and services outside of the United States for the fiscal year 2001. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

    o   restrictions under U.S. law on the export of technologies;

    o   potentially adverse tax consequences;

    o   reduced protection of intellectual property rights in some countries;
        and

    o   currency fluctuations.

    The majority of our product sales outside the United States are denominated in U.S. dollars. We do not currently engage in any hedging transactions to reduce our exposure to currency fluctuations as a result of our foreign operations. We are not currently ISO 9000 compliant, nor are we attempting to meet all foreign technical standards that may apply to our products. Our failure to develop our international sales channel as planned could cause a decline in our revenues.

IF WE DO NOT PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION MAY BE IMPAIRED.

     Our success depends on our ability to protect our proprietary rights to the technologies used in our products, and yet the measures we are taking to protect these rights may not be adequate. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business. We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary technology, but these legal means afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. We recently settled a lawsuit to protect our intellectual property rights. Further litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs and diversion of management attention and resources.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

     If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities. As of December 31, 2001, we had approximately 20,095,160 shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradable. In addition, shares held by affiliates are tradable, subject to the volume and other restrictions of Rule 144.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE.

    Our common stock price has been and may continue to be highly volatile, and we expect that the market price of our common stock will continue to be subject to significant fluctuations, as a result of variations in our quarterly operating results and the overall volatility of the Nasdaq Stock Market. These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock. Thus, investors may have difficulty buying or selling shares of our common stock at a desirable price, or at all.

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

     The market prices of the common stock of many companies in the software and Internet industries have experienced extreme price and volume fluctuations, which have often been unrelated to these companies' operating performance. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its stock. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our business.

OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK AND COULD EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of December 31, 2001, executive officers and directors, and entities affiliated with them, owned approximately 21% of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, continue to control the election of a majority of the directors and the determination of all corporate actions. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

WE HAVE NOT DESIGNATED ANY SPECIFIC USE FOR THE NET PROCEEDS OF THE COMPANY'S INITIAL PUBLIC OFFERING OF COMMON STOCK, AND THUS MAY USE THE REMAINING NET PROCEEDS TO FUND GENERAL OPERATIONS, FOR ACQUISITIONS OR FOR OTHER CORPORATE PURPOSES.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    INTEREST RATE SENSITIVITY. Our operating results are sensitive to changes in the general level of U.S. interest rates. If market interest rates had changed by ten percent in 2001, our operating results would have changed by approximately $33,000. As of December 31, 2001, most of our cash equivalents were invested in money market accounts and, thus, the principal values are not susceptible to changes in short-term interest rates.

    FOREIGN CURRENCY FLUCTUATIONS. We have certain operating transactions in foreign currencies, and maintain balances that are due or payable in foreign currencies at December 31, 2001. We estimate that a hypothetical ten percent change in foreign currency rates in 2001 would have impacted our financial results of operations by approximately $12,000. On a net asset basis, a hypothetical ten percent change in foreign currency rates at December 31, 2001 would impact our stockholders' equity by approximately $32,000. We do not hedge any of our foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14(a) for an index to the consolidated financial statements and supplementary data that are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

    The Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under
Part III (Items 10-13), except for the information with respect to the Company's executive officers, which is included in "Item 1.
Business-- Executive Officers."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

    (1) FINANCIAL STATEMENTS AND REPORT OF DELOITTE & TOUCHE LLP (pages F-1 through F-17):

           Audited Consolidated Financial Statements:

                Independent Auditors' Report

                Consolidated Balance Sheets at December 31, 2001 and 2000

                Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE (pages S-1 through S-3)

           Audited Consolidated Financial Statement Schedule:

                Independent Auditors' Report

                Schedule II -- Consolidated Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

    (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

                                                            EXHIBIT INDEX

    EXHIBIT
    NUMBER                                                   DESCRIPTION
    ------                                                   -----------
      3.2*         Amended and Restated Certificate of Incorporation of Persistence.
      3.4**        Amended and Restated Bylaws of Persistence, as amended on March 2, 2001.
      4.1*         Specimen Stock Certificate.
      4.2***       Common stock warrant, warrant No. W-CS1, dated June 28, 2001, issued to RCG Capital Markets Group, Inc.
     10.1*         Form of Common Stock Purchase  Agreement between  Persistence and each of Christopher T. Keene and Derek P.
                   Henninger.
     10.2*         Fifth Amended and Restated  Investor Rights Agreement dated February 19, 1999 among Persistence and certain investors.
     10.4*         Form of Change of Control Agreement between Persistence and Christine Russell.
     10.5*         1994 Stock Purchase Plan (as amended) and Form of Common Stock Purchase Agreement.
     10.6***       1997 Stock Plan (as amended) and Forms of Stock Option Agreement and Common Stock Purchase Agreement.
     10.7*         1999 Employee Stock Purchase Plan and Form of Subscription Agreement.
     10.8***       1999 Directors' Stock Option Plan and Form of Option Agreement.
     10.9*         Lease dated June 12, 1991 between Persistence and Great American Bank (as amended).
     10.10*+       Settlement and License Agreement dated March 23, 1998 between Persistence and Sun Microsystems, Inc.
     10.11*        Form of Indemnification Agreement between Persistence and officers and directors.
     10.12***      Registration  Rights Agreement dated as of June 28, 2001 between Persistence and RCG Capital Markets Group, Inc.
     10.13         Amended and Restated Loan Agreement between Persistence and Comerica Bank.
     10.14         Lease Amendment dated February 5, 2002 between Persistence and Cornerstone Properties I, LLC.
     10.15         Form of Change of Control Agreement between Persistence and each of Keith Zaky and Ed Murrer.
     21.1*         List of subsidiaries.
     23.1          Independent Auditors' Consent.
     24.1          Power of Attorney (see page 40).

----------

* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-76867).

** Incorporated herein by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

*** Incorporated herein by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

+ Certain information in this Exhibit has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PERSISTENCE SOFTWARE, INC.

                               By:           /s/ CHRISTOPHER T. KEENE
                                   --------------------------------------------
                                               Christopher T. Keene
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER
                                           (Principal Executive Officer)

                               By:             /s/ CHRISTINE RUSSELL
                                   --------------------------------------------
                                                 Christine Russell
                                              CHIEF FINANCIAL OFFICER
                                   (Principal Financial and Accounting Officer)

Date: March 25, 2002

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

                  SIGNATURE                                         TITLE                              DATE
                  ---------                                         -----                              ----
         /s/ CHRISTOPHER T. KEENE                 Chairman of the Board and Chief Executive      March 25, 2002
-----------------------------------------           Officer (Principal Executive Officer)
           Christopher T. Keene

           /s/ CHRISTINE RUSSELL               Chief Financial Officer (Principal Financial      March 25, 2002
-----------------------------------------                and Accounting Officer)
             Christine Russell

               /s/ ALAN KING                                       Director                      March 25, 2002
-----------------------------------------
                 Alan King

            /s/ SANJAY VASWANI                                     Director                      March 25, 2002
-----------------------------------------
               Sanjay Vaswani

           /s/ JOSEPH P. ROEBUCK                                   Director                      March 25, 2002
-----------------------------------------
             Joseph P. Roebuck

                   PERSISTENCE SOFTWARE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Audited Consolidated Financial Statements:
  Independent Auditors' Report...........................................   F-2
  Consolidated Balance Sheets at December 31, 2001 and 2000..............   F-3
  Consolidated Statements of Operations for the years ended December 31,
    2001, 2000 and 1999..................................................   F-4
  Consolidated Statements of Changes in Stockholders' Equity and
    Comprehensive Loss for the years ended December 31, 2001, 2000
    and 1999.............................................................   F-5
  Consolidated Statements of Cash Flows for the years ended December 31,
    2001, 2000 and 1999..................................................   F-6
  Notes to Consolidated Financial Statements.............................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Persistence Software, Inc.:

    We have audited the accompanying consolidated balance sheets of Persistence Software, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
January 22, 2002
(February 28, 2002 as to Note 5 and March 20, 2002 as to Note 12)

                                                PERSISTENCE SOFTWARE, INC.

                                               CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                          ASSETS

                                                                                                       DECEMBER 31,
                                                                                                -------------------------
                                                                                                    2001          2000
                                                                                                -----------   -----------
Current assets:
  Cash and cash equivalents.................................................................    $    7,411    $   14,103
  Short-term investments....................................................................            --         5,387
  Accounts receivable, net of allowances of $152 and $1,228, respectively...................         4,106         7,121
  Prepaid expenses and other current assets.................................................           656           831
                                                                                                -----------   -----------
       Total current assets.................................................................        12,173        27,442
Property and equipment, net.................................................................           796         1,777
Purchased intangibles, net of amortization of $1,088 and $2,984, respectively...............           722         4,310
Other assets................................................................................            64           112
                                                                                                -----------   -----------
       Total assets.........................................................................    $   13,755    $   33,641
                                                                                                ===========   ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................    $    1,070    $    1,657
  Accrued compensation and related benefits.................................................           892         2,787
  Other accrued liabilities.................................................................           457         1,731
  Deferred revenues.........................................................................         2,124         2,682
  Current portion of long-term obligations..................................................           847         1,296
                                                                                                -----------   -----------
       Total current liabilities............................................................         5,390        10,153
Long-term obligations.......................................................................           421           932
                                                                                                -----------   -----------
       Total liabilities....................................................................         5,811        11,085
                                                                                                -----------   -----------
Commitments (Note 5)
Stockholders' equity:
  Preferred stock, $0.001 par value; authorized -- 5,000,000 shares;
   designated and outstanding--none.........................................................            --            --
  Common stock, $0.001 par value; authorized -- 75,000,000 shares;
   outstanding -- 2001, 20,036,588 shares; 2000, 19,878,712 shares;.........................        64,036        63,994
  Deferred stock compensation...............................................................          (119)         (592)
  Notes receivable from stockholders........................................................           (54)          (94)
  Accumulated deficit.......................................................................       (55,930)      (40,798)
  Accumulated other comprehensive income....................................................            11            46
                                                                                                -----------   -----------
       Total stockholders' equity...........................................................         7,944        22,556
                                                                                                -----------   -----------
       Total liabilities and stockholders' equity...........................................    $   13,755    $   33,641
                                                                                                ===========   ===========

                                     See notes to consolidated financial statements.

                                                           F-3

                                               PERSISTENCE SOFTWARE, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                      2001         2000          1999
                                                                                  -----------  -----------   -----------
Revenues:
  License.....................................................................    $   10,561   $   17,684    $   10,890
  Service.....................................................................         8,810        7,593         3,553
                                                                                  -----------  -----------   -----------
       Total revenues.........................................................        19,371       25,277        14,443
                                                                                  -----------  -----------   -----------
Cost of revenues:
  License.....................................................................            14          304           170
  Service.....................................................................         3,973        3,592         2,633
                                                                                  -----------  -----------   -----------
       Total cost of revenues.................................................         3,987        3,896         2,803
                                                                                  -----------  -----------   -----------
Gross profit..................................................................        15,384       21,381        11,640
Operating expenses:
  Sales and marketing.........................................................        14,371       22,755        14,052
  Research and development....................................................         5,578        8,127         6,357
  General and administrative..................................................         5,519        5,431         2,820
  Amortization and write-down of purchased intangibles........................         3,634        2,925           576
  Restructuring costs.........................................................         1,673           --            --
                                                                                  -----------  -----------   -----------
       Total operating expenses...............................................        30,775       39,238        23,805
                                                                                  -----------  -----------   -----------
Loss from operations..........................................................       (15,391)     (17,857)      (12,165)
Interest and other income (expense):
  Interest income.............................................................           394        1,401           975
  Interest expense............................................................           (68)         (60)         (116)
  Other, net..................................................................           (67)        (210)           --
                                                                                  -----------  -----------   -----------
       Total interest and other income (expense)..............................           259        1,131           859
                                                                                  -----------  -----------   -----------
Net loss......................................................................    $  (15,132)  $  (16,726)   $  (11,306)
                                                                                  ===========  ===========   ===========
Basic and diluted net loss per share..........................................    $    (0.76)  $    (0.87)   $    (0.86)
                                                                                  ===========  ===========   ===========
Shares used in calculating basic and diluted net loss per share...............        19,919       19,330        13,091
                                                                                  ===========  ===========   ===========

                                     See notes to consolidated financial statements.

                                                          F-4

                                                    PERSISTENCE SOFTWARE, INC.

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                NOTES                 ACCUMULATED
                                   PREFERRED STOCK            COMMON STOCK        DEFERRED    RECEIVABLE                 OTHER
                               ------------------------  ----------------------    STOCK        FROM     ACCUMULATED COMPREHENSIVE
                                 SHARES        AMOUNT      SHARES      AMOUNT   COMPENSATION STOCKHOLDERS  DEFICIT  (LOSS)/INCOME
                               -----------   ----------  ----------- ----------  ----------   ---------  -----------  ---------
Balances, January 1, 1999....   6,922,184    $  15,717    7,634,414  $   2,854      (2,222)   $   (161)     (12,766)
Net loss.....................                                                                               (11,306)
Change in unrealized (loss) on
  investments................                                                                                         $    (10)

Comprehensive loss...........

Sale of Series D preferred
  stock......................     775,701        4,142
Conversion of preferred stock
  to common stock............  (7,697,885)     (19,859)   7,697,885     19,859
Issuance of common stock, net
  of repurchases.............                             3,937,405     34,799
Reversal of stock arrangements
  due to cancellations.......                                              (45)         45
Amortization of deferred
  stock compensation.........                                                          971
                               -----------   ----------  ----------- ----------  ----------   ---------  -----------  ---------
Balances, December 31, 1999..          --           --   19,269,704     57,467      (1,206)       (161)     (24,072)       (10)
Net loss.....................                                                                               (16,726)
Change in unrealized gain on
  investments................                                                                                               10
Cumulative translation                                                                                                      46
  adjustment.................
Comprehensive loss...........

Issuance of common stock, net
  of repurchases.............                               609,008      6,725
Collection of notes receivable
  from stockholders..........                                                                       67
Reversal of stock arrangements
  due to cancellations.........                                           (198)        198
Amortization of deferred
  stock compensation.........                                                          416
                               -----------   ----------  ----------- ----------  ----------   ---------  -----------  ---------
Balances, December 31, 2000..          --    $      --   19,878,712  $  63,994   $    (592)   $    (94)  $  (40,798)  $     46
Net loss.....................                                                                               (15,132)
Cumulative translation
adjustment...................                                                                                              (35)

Comprehensive loss...........
Issuance of common stock, net
  of repurchases.............                                 157,876      270
Collection of notes receivable
  from stockholders..........                                                                       40
Issuance of stock warrants...                                               53         (53)
Reversal of stock arrangements
  due to cancellations.......                                             (281)        281
Amortization of deferred
  stock compensation.........                                                          245
                               -----------   ----------  ----------- ----------  ----------   ---------  -----------  ---------
Balances, December 31, 2001..          --    $      --   20,036,588  $  64,036   $    (119)   $    (54)   $ (55,930)  $     11
                                ==========   ==========  =========== ==========  ==========   =========   ==========  =========

(CONTINUED BELOW)
                                          See notes to consolidated financial statements.

                                                                F-5

                           PERSISTENCE SOFTWARE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       AND COMPREHENSIVE LOSS (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                              TOTAL
                                          COMPREHENSIVE
                                  TOTAL       LOSS
                               ----------   ---------

Balances, January 1, 1999....  $   3,422
Net loss.....................    (11,306)   $(11,306)
Change in unrealized (loss) on
  investments................        (10)        (10)
                                            ---------
Comprehensive loss...........               $(11,316)
                                            =========
Sale of Series D preferred
  stock......................      4,142
Conversion of preferred stock
  to common stock............         --
Issuance of common stock, net
  of repurchases.............     34,799
Reversal of stock arrangements
  due to cancellations.......         --
Amortization of deferred
  stock compensation.........        971
                               ----------
Balances, December 31, 1999..     32,018
Net loss.....................    (16,726)   $(16,726)
Change in unrealized gain on
  investments................         10          10
Cumulative translation                46          46
  adjustment.................               ---------
Comprehensive loss...........               $(16,670)
                                            =========
Issuance of common stock, net
  of repurchases.............      6,725
Collection of notes receivable
  from stockholders..........         67
Reversal of stock arrangements
  due to cancellations.........       --
Amortization of deferred
  stock compensation.........        416
                               ----------
Balances, December 31, 2000..  $  22,556
Net loss.....................    (15,132)   $(15,132)
Cumulative translation
  adjustment.................        (35)        (35)
                                            ---------
Comprehensive loss...........               $(15,167)
Issuance of common stock, net               =========
  of repurchases.............        270
Collection of notes receivable
  from stockholders..........         40
Issuance of stock warrants...         --
Reversal of stock arrangements
  due to cancellations.......         --
Amortization of deferred
  stock compensation.........        245
                               ----------
Balances, December 31, 2001..  $   7,944
                               ==========

                 See notes to consolidated financial statements.

                                             PERSISTENCE SOFTWARE, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                  2001          2000         1999
                                                                              -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................................    $  (15,132)   $  (16,726)  $  (11,306)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Allowance for doubtful accounts......................................           951           896          285
     Depreciation and amortization........................................         2,275         3,842        1,135
     Write-down of purchased intangibles..................................         1,988            --           --
     Loss on sale of fixed assets.........................................           164            --           --
     Amortization of deferred stock compensation..........................           245           416          971
     Changes in operating assets and liabilities:
       Accounts receivable................................................         2,064        (2,332)      (4,211)
       Prepaid expenses and other current assets..........................           175          (265)      (1,000)
       Accounts payable...................................................          (587)          287          774
       Accrued compensation and related benefits..........................        (1,895)          983        1,292
       Other accrued liabilities..........................................        (1,274)          537        1,040
       Deferred revenues..................................................          (558)          667          217
       Deferred rent......................................................            --            --          (64)
                                                                              -----------   -----------  -----------
          Net cash used in operating activities...........................       (11,584)      (11,695)     (10,867)
                                                                              -----------   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments..................................................         5,387         1,965       (7,362)
  Purchase of property and equipment......................................          (101)       (1,422)        (919)
  Proceeds from sale of property and equipment............................            93            --           --
  Acquisition of purchased intangibles....................................            --          (619)      (1,663)
  Deposits and other......................................................            48           (32)         (41)
                                                                              -----------   -----------  -----------
          Net cash provided by/(used) in investing activities.............         5,427          (108)      (9,985)
                                                                              -----------   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of convertible preferred stock, net................................            --            --        4,142
  Sale of common stock, net of repurchases................................           270         3,465       34,440
  Repurchase of common stock..............................................            --            (1)          (1)
  Collection of notes receivable from stockholders........................            40            67           --
  Repayment of capital lease obligations..................................           (43)          (77)        (167)
  Repayment of obligations incurred to acquire purchased intangibles......          (470)         (160)          --
  Borrowing under loan agreement..........................................           122           533           --
  Repayment under loan agreements.........................................          (419)         (267)        (200)
                                                                              -----------   -----------  -----------
          Net cash provided by/(used) in financing activities.............          (500)        3,560       38,214
                                                                              -----------   -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............           (35)           46           --
                                                                              -----------   -----------  -----------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease).................................................        (6,692)       (8,197)      17,362
  Beginning of year.......................................................        14,103        22,300        4,938
                                                                              -----------   -----------  -----------
  End of year.............................................................    $    7,411    $   14,103   $   22,300
                                                                              ===========   ===========  ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capital leases..............    $       --    $       73   $       --
                                                                              ===========   ===========  ===========
  Long-term obligations incurred to acquire purchased intangibles.........    $     (150)   $    1,435   $       --
                                                                              ===========   ===========  ===========
  Release of compensatory stock arrangements..............................    $      281    $       --   $       --
                                                                              ===========   ===========  ===========
  Compensatory stock arrangements.........................................    $      (53)   $       --   $       --
                                                                              ===========   ===========  ===========
  Common stock issued for purchased intangibles...........................    $       --    $    3,063   $      360
                                                                              ===========   ===========  ===========
  Conversion of convertible preferred stock into common stock.............    $       --    $       --   $   19,859
                                                                              ===========   ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -- CASH
  PAID DURING THE YEAR FOR:
  Interest ...............................................................    $       68    $       60   $      114
                                                                              ===========   ===========  ===========
  Income taxes............................................................    $       66    $      132   $        3
                                                                              ===========   ===========  ===========

                                   See notes to consolidated financial statements.

                                                        F-6

                           PERSISTENCE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS -- Persistence Software solves data access problems for distributed and real-time systems. Persistence solutions help deliver better business visibility for applications which require current information about customers, products and suppliers.

    Persistence provides a suite of data management products that sit between existing databases - such as Oracle and DB/2 - and application servers - such as WebLogic and WebSphere. Developers can configure these products to structure and position business information with optimal efficiency, improving application server performance and simplifying application distribution while reducing database costs.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

    CASH EQUIVALENTS -- The Company considers all highly liquid debt instruments purchased with remaining maturities of less than three months to be cash equivalents.

    SHORT-TERM INVESTMENTS -- Short-term investments consist primarily of highly liquid debt and equity instruments purchased with remaining maturity dates of greater than 90 days but less than 12 months. Management determines the classification of debt and equity securities at the time of purchase and reevaluates the classification at each balance sheet date. Debt securities are classified as available-for-sale when the Company generally has the ability and intent to hold such securities to maturity, but, in certain circumstances, may potentially dispose of such securities prior to their maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. All available-for-sale securities are classified as current assets. At December 31, 2001, the Company had no short-term investments. At December 31, 2000, short-term investments consisted of corporate debt securities (commercial paper) and U.S. government debt securities with maturities of less than one year.

    Short-term investments and money market funds include the following available-for-sale securities at December 31, 2001 (in thousands):

                                                                        UNREALIZED  UNREALIZED
                                                             AMORTIZED   HOLDING     HOLDING       MARKET
                                                               COST       GAINS      LOSSES        VALUE
                                                             ---------- ---------   ---------    ----------
                                                                            (IN THOUSANDS)
Money market funds......................................     $   4,485        --          --     $   4,485
                                                             ---------- ---------   ---------    ----------
          Total available-for-sale securities...........     $   4,485  $     --    $     --     $   4,485
                                                             ========== =========   =========    ==========
Included in cash equivalents............................                                         $   4,485
Included in short-term investments......................                                                --
                                                                                                 ----------
          Total available-for-sale securities...........                                         $   4,485
                                                                                                 ==========

    Short-term investments and money market funds include the following available-for-sale securities at December 31, 2000 (in thousands):

                                                                        UNREALIZED  UNREALIZED
                                                             AMORTIZED   HOLDING     HOLDING       MARKET
                                                               COST       GAINS      LOSSES        VALUE
                                                             ---------- ---------   ---------    ----------
                                                                            (IN THOUSANDS)
Money market funds......................................     $   1,863                           $   1,863
Commercial paper........................................         7,888                               7,888
U.S. government agencies................................         6,615                               6,615
                                                             ---------- ---------   ---------    ----------
          Total available-for-sale securities...........     $  16,366  $     --    $     --     $  16,366
                                                             ========== =========   =========    ==========
Included in cash equivalents............................                                         $  10,979
Included in short-term investments......................                                             5,387
                                                                                                 ----------
          Total available-for sale-securities...........                                         $  16,366
                                                                                                 ==========

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

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF -- The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In June 2001, the Company determined that certain intangible assets were impaired and, thus, recorded a write-down of $2.0 million. Refer to Note 2.

    SOFTWARE DEVELOPMENT COSTS -- Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

    NOTES RECEIVABLE FROM STOCKHOLDERS -- The notes receivable from stockholders were issued at market rates in exchange for common stock, bear interest at 5.93% per annum, and are due in December 2003. (Refer to Note 12.) The notes are full-recourse.

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

    FOREIGN CURRENCY TRANSACTIONS -- The functional currencies of the Company's foreign subsidiaries are the British Pound Sterling, German Mark and the Hong Kong Dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, nonmonetary assets and liabilities are translated at historical rates and net sales and expenses are translated at average exchange rates in effect during the period. Translation gains and losses, which are included in the balance sheets and in other comprehensive income (loss) in the accompanying consolidated statements of changes in stockholders' equity, have not been significant.

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

    NET LOSS PER COMMON SHARE -- Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented. This result is due to the exclusion of all potentially dilutive securities, which are anti-dilutive because of the Company's net losses.

    CONCENTRATION OF CREDIT RISK -- Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade receivables. The risk associated with cash and cash equivalents and short-term investments is mitigated by using only high-quality financial institutions and investing in high-grade debt securities. The Company primarily sells its products to companies in the United States and Europe. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for potential credit losses.

    FINANCIAL INSTRUMENTS -- The Company's financial instruments include cash and cash equivalents, short-term investments, notes receivable from stockholders and long-term debt. At December 31, 2001 and 2000, the fair value of these financial instruments approximated their financial statement carrying amounts, because the financial instruments are either short-term or reflect interest rates consistent with market rates.

    SIGNIFICANT ESTIMATES -- The preparation of financial statements in conformity with accounting principles as generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

    The Company has incurred net losses each year since 1996 including losses of $15.1 million in 2001, $16.7 million in 2000, and $11.3 million in 1999. As of December 31, 2001, the Company had an accumulated deficit of $55.9 million. The Company believes its cash and cash equivalents of $7.4 million are sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least December 31, 2002. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, we may seek to raise additional financing or reduce the scope of its planned product development and marketing efforts.

    COMPREHENSIVE (LOSS)/INCOME -- In 2001, the Company's comprehensive loss included a cumulative translation adjustment of $35,000 and in 2000 the comprehensive income included an unrealized gain on investments of $10,000 and a cumulative translation adjustment of $46,000.

    SEGMENTS OF AN ENTERPRISE -- The Company currently operates in one reportable segment and the chief operating decision maker is the Company's Chief Executive Officer.

    RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 had no affect on the financial position, results of operations or cash flow of the Company.

    In June 2001, the FASB issued No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard is not expected to be material to our financial statements as the Company does not currently carry any goodwill or intangible assets with indefinite lives.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired, and broadened the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001 and the Company adopted the provisions of SFAS No. 144 as of January 1, 2002 but does not expect SFAS No. 144 to have a material effect on the Company's financial position or results of operations.

2. ASSET WRITE-DOWNS AND EMPLOYEE TERMINATION COSTS

During 2001, the Company recorded an impairment charge of $2.0 million relating to the Company's evaluation of certain purchased intangible assets. These intangible assets were written down to reflect the carrying value of these assets to their net realizable values, which reflect the expected economic benefits to be derived from the use of these assets.

During 2001, the Company adopted a plan to make organizational changes and reduce its work force. The Company recorded and paid $1.7 million in charges for employee severance and related operating expenses. This plan involved terminating 68 domestic employees. There are no accrued and unpaid severance costs at December 31, 2001.

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                               DECEMBER 31,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
                                                              (IN THOUSANDS)
Equipment............................................     $   3,189   $   3,467
Software.............................................         1,093       1,079
Leasehold improvements...............................           177         218
                                                          ----------  ----------
                                                              4,459       4,764
Accumulated depreciation and amortization............        (3,663)     (2,987)
                                                          ----------  ----------
                                                          $     796   $   1,777
                                                          ==========  ==========

4. LONG-TERM OBLIGATIONS

    Long-term obligations consist of:

                                                               DECEMBER 31,
                                                          ----------------------
                                                             2001       2000
                                                          ----------  ----------
                                                             (IN THOUSANDS)
Equipment term loan...................................    $      67   $     333
Equipment term loan...................................          502         533
Capital lease obligations (see Note 5)................           44          87
Other long-term obligations...........................          655       1,275
                                                          ----------  ----------
                                                              1,268       2,228
Less current portion..................................         (847)     (1,296)
                                                          ----------  ----------
                                                          $     421   $     932
                                                          ==========  ==========

    In November 2001, the Company renewed its credit facilities with a bank. Under the renewed facilities, the Company continues to have available a $5 million revolving line of credit facility available through January 31, 2002. (Refer to Note 12 for amendment.)

    As of December 31, 2001, the Company had no borrowings outstanding under its renewed $5 million line of credit facility. Under this facility, any outstanding borrowings will bear interest at prime rate of 4.75 % at December 31, 2001, plus 0.5%.

    As of December 31, 2001, the Company had $67,000 outstanding under its $800,000 equipment term loan, which bears interest at 7.75%. The Company is required to make equal principal payments of $22,222 per month plus interest on the unpaid balance, payable in monthly installments through March 2002.

    As of December 31, 2001, the Company had $502,000 outstanding under its $655,000 equipment term loan with the bank. The Company is required to make principal payments of $21,843 per month, plus interest, at the bank's base rate of 4.75% at December 31, 2001 plus 0.5% per annum, payable in monthly installments through November 2003.

    The bank's renewed credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $7 million and a minimum quick ratio (current assets, not including inventory, less current liabilities) of 2 to 1. As of December 31, 2001, the Company was in compliance with its debt covenants. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

    Other long-term obligations represent uncollateralized non-interest-bearing amounts payable for the acquisition of various purchased intangibles that are generally due within two years.

    As of December 31, 2001, annual maturities under the equipment financing facility, the existing equipment term loan, and the other long-term obligations are as follows:

FISCAL YEAR ENDING DECEMBER 31,                            (IN THOUSANDS)
-------------------------------                            --------------
  2002................................................        $    847
  2003................................................             421
                                                              ---------
          Total.......................................        $  1,268
                                                              =========

5. LEASE COMMITMENTS

    Equipment with a net book value of $37,000 and $73,000 at December 31, 2001 and 2000, respectively, (net of accumulated amortization of $47,000 and $13,000) has been leased under capital leases.

    The Company leases its principal facility under a noncancelable operating lease expiring on December 31, 2004. Rent expense was approximately $773,000, $965,000 and $953,000 in 2001, 2000 and 1999, respectively.

    Future minimum payments under the Company's leases at December 31, 2001 are:

                                                        CAPITAL   OPERATING
                                                        LEASES    LEASES (A)
                                                        ------    ----------
                                                           (IN THOUSANDS)
2002..............................................          27        1,022
2003..............................................          22          926
2004..............................................          --          798
2005..............................................          --           61
                                                        -------    ---------
          Total...................................          49     $  2,807
                                                                   =========
Amount representing interest......................          (5)
                                                        -------
Present value.....................................          44
Current portion...................................         (21)
                                                        -------
Long-term portion.................................      $   23
                                                        =======
----------

(a) The operating lease payment schedule above represents future minimum payments for each of the years presented based on information available as of February 28, 2002 as a result of the renegotiations of certain operating leases by the Company (Refer to Note 12 for amendment).

6. STOCKHOLDERS' EQUITY

   COMMON STOCK

    In February 1999, the Company entered into an agreement with a customer and Series D preferred stockholder, whereby such customer was to perform development work to achieve certain performance improvements related to the Company's PowerTier product. In connection with this agreement, the Company allowed such customer to purchase 90,300 shares of common stock at $1.65 per share in February 1999, which was less than the deemed fair value for accounting purposes. The Company has recorded a research and development expense of $303,000 in 1999 for the difference between the deemed fair value and the purchase price of $1.65 per share.

   1994 STOCK PURCHASE PLAN

    Under the 1994 Stock Purchase Plan (the "Plan"), the Company could sell common stock to employees of the Company at the fair market value as determined by the Board of Directors. Sales are to be made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. No shares were issued under the Plan in 2001, 2000 and 1999. The Company has the right to repurchase these shares at the original issuance price upon termination of employment; this right expires ratably over four years. During 2001 the Company repurchased no shares. During 2000 and 1999, the Company repurchased 5,782 and 10,084 shares, respectively, at prices ranging from $0.06 to $0.23 per share. At December 31, 2001, no shares were subject to repurchase and no shares were available for future grant.

   1997 STOCK PLAN

    As of December 31, 2001, the Company has reserved 6,594,652 shares of common stock for issuance, at the discretion of the Board of Directors, to officers, directors, employees and consultants pursuant to its 1997 Stock Plan. This reserved amount was increased automatically on January 1, 2002 under the provisions of the Plan by 985,000 shares to 7,579,652 shares reserved. The Plan also provides for an automatic annual increase on the first day of 2003, 2004 and 2005 equal to the lesser of 985,000 shares, 4.94% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number as determined by the Board of Directors.

    At December 31, 2000, 796,487 shares have been issued at $0.23 per share pursuant to restricted stock purchase agreements in which the Company has a right to repurchase these shares at the original issuance price upon termination of employment; this right expires ratably over four years. At December 31, 2001, no shares were subject to repurchase. During 2001, the Company repurchased 124,584 shares, at a price of $0.23. No shares were repurchased in 2000 and 1999.

    At December 31, 2001 4,931,062 shares are reserved for exercise of issued and outstanding options, and 1,827,592 shares are available for future grant. The shares available for future grant automatically increased by 985,000 shares on January 1, 2002 to 2,812,592 shares.

    Options granted under the 1997 Stock Plan generally vest over four years and expire ten years from the date of grant.

    Additional information with respect to options under the 1997 Stock Plan is as follows:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                        NUMBER OF   OPTION PRICE
                                                                                         OPTIONS      PER SHARE
                                                                                      ------------    ---------
Outstanding, January 1, 1999
  (112,258 exercisable at a weighted average exercise price of $0.24).............      1,214,197     $   0.47
  Granted (weighted average fair value of $4.14)..................................      2,895,287     $  11.39
  Exercised.......................................................................       (310,499)    $   0.60
  Canceled........................................................................       (555,510)    $   3.69
                                                                                      ------------    ---------
Outstanding, December 31, 1999
  (279,720 exercisable at a weighted average exercise price of $3.33).............      3,243,475     $   9.65
  Granted (weighted average fair value of $10.95).................................      2,631,450     $  13.48
  Exercised.......................................................................       (365,734)    $   7.02
  Canceled........................................................................     (1,656,439)    $  10.80
                                                                                      ------------    ---------
Outstanding, December 31, 2000
  (992,433 exercisable at a weighted average exercise price of $9.60).............      3,852,752     $  12.02
  Granted (weighted average fair value of $1.36)..................................      4,636,844     $   1.47
  Exercised.......................................................................       (192,096)    $   0.56
  Canceled........................................................................     (5,049,030)    $   9.42
                                                                                      ------------    ---------
Outstanding, December 31, 2001
  (953,710 exercisable at a weighted average exercise price of $3.17).............      3,248,470     $   1.67
                                                                                      ============    =========

    Additional information regarding options outstanding as of December 31, 2001 is as follows:

                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                       -----------------------------------------------  ---------------------
                                     WEIGHTED AVERAGE                               WEIGHTED
                                         REMAINING         WEIGHTED                  AVERAGE
       RANGE OF           NUMBER        CONTRACTUAL         AVERAGE       NUMBER    EXERCISE
    EXERCISE PRICES     OUTSTANDING    LIFE (YEARS)     EXERCISE PRICE  EXERCISABLE   PRICE
   ------------------  ------------  ----------------   --------------  ----------- ---------
   $ 0.01 to $ 0.50       616,635         9.23              $ 0.41        80,766     $  0.32
   $ 0.51 to $ 5.00     2,419,335         9.76              $ 1.17       678,654     $  1.24
   $ 5.01 to $10.00       155,000         8.00              $ 9.40       142,208     $  9.54
   $10.01 to $15.00        29,000         4.49              $13.85        27,562     $ 13.88
   $15.01 to $20.00        23,500         5.61              $16.24        21,500     $ 16.32
   $20.01 to $20.94         5,000         7.56              $20.94         3,020     $ 20.94
                        ----------        -----             -------      --------    --------
                        3,248,470         9.49              $ 1.67       953,710     $  3.17
                         =========                                       ========

   STOCK OPTION REPRICING

    On May 9, 2001, the Company offered to exchange all outstanding options granted under the Company's 1997 Stock Plan that had an exercise price in excess of $1.00 per share and were held by option holders who were employees of the Company on the date of tender and through the grant date, for new options to purchase shares of the Company's common stock. This offer expired on June 7, 2001 and resulted in the cancellation of 2,155,032 unexercised options. Subject to the terms and conditions of the offer, the Company has granted new options under the 1997 Stock Plan to purchase shares of common stock in exchange for such tendered options no earlier than six months and one day after June 7, 2001. The exercise price per share of the new options is $1.23 which is equal to the fair market value of the underlying common stock on the date of grant, December 10, 2001, which was determined to be the last reported sale price of the common stock on the Nasdaq National Market on the grant date.

   1999 DIRECTORS' STOCK OPTION PLAN

    The Company's 1999 Directors' Stock Option Plan (the "Directors' Plan") became effective upon the closing of the Company's initial public offering in June 1999. Under the Directors' Plan, a total of 500,000 shares of common stock have been reserved for the grant of nonstatutory stock options to nonemployee directors of the Company. Options granted under the Director's Plan shall be immediately vested and expire in five years from the date of grant. No options were granted under the Director's Plan during 1999. During 2000, options to purchase 44,000 shares were granted under the Director's Plan at exercise prices ranging from $9.75 to $22.50 and options to purchase 36,000 were outstanding at December 31, 2000. During 2001, 60,000 options were granted under the Director's Plan at exercises prices ranging from $0.45 to $4.47 and 88,000 were outstanding at December 31, 2001.

   1999 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1999 Employee Stock Purchase Plan (the "ESPP") became effective upon the closing of the Company's initial public offering in June 1999. Under the ESPP, eligible employees may purchase common stock through payroll deductions, which may not exceed 20% of any employee's compensation, nor more than 2,500 shares in any one purchase period. A total of 600,000 shares of common stock has been reserved for issuance under the ESPP. The ESPP allows for an automatic annual increase on the first day of 2000, 2001, 2002, 2003 and 2004 equal to the lesser of 250,000 shares or 1% of outstanding common stock on the last day of the immediately preceding fiscal year. During 2001, 90,364 shares were issued under the ESPP at prices ranging from $0.41 to $3.29 per share resulting in aggregate proceeds of $178,000. During 2000, 104,077 shares were issued under the ESPP at prices ranging from $9.35 to $14.56 per share and aggregate proceeds of $1,037,000. During 1999 no shares were issued under the ESPP.

   DEFERRED STOCK COMPENSATION

    In connection with grants of certain stock options and issuance of common stock in 2001, 2000, and 1999, the Company recorded nil (net of terminations of $281,000), $85,000 (net of terminations of $283,000), and $45,000 (net of terminations of $90,000), respectively, for the difference between the estimated fair value and the stock price as determined by the Board of Directors on the date of grant/issuance. This amount is being amortized to expense over the vesting period of the related stock/stock options (generally four years). Amortization of deferred stock compensation for the years ended December 31, 2001, 2000, and 1999 was $245,000, $416,000, and $971,000 respectively.

    ISSUANCE OF STOCK WARRANTS IN EXCHANGE FOR SERVICES

    During 2001, the Company issued stock warrants to a nonemployee for consulting services for the purchase of 80,000 shares of common stock at an exercise price of $0.57. Such warrants vest over a period of four years. In accordance with SFAS 123 and its related interpretations, the Company accounted for this award under the fair market value method and as a variable award. Accordingly, the Company recorded compensation expense equal to the fair value of the vested options. The fair value of these awards was calculated using the Black-Scholes pricing model. The compensation expense recorded in 2001 was $53,000 and was recognized in the accompanying statement of operations in accordance with the related service being performed.

   STOCK-BASED COMPENSATION

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net loss as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for options outstanding under the 1997 Stock Plan: expected life, 24 months following vesting; risk free interest rate, 5.0% in 2001, 5.1% in 2000, and 5.4% in 1999; volatility of 183% for 2001, 124% for 2000, 50% for 1999 after the Company's June 1999 initial public offering of common stock and none before that date; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards granted in 1997 and after had been amortized to expense over the vesting period of the awards, pro forma net loss (net of amortization of deferred compensation expense already recorded for the years ended December 31, 2001, 2000 and 1999, as discussed above) would have been approximately $11.1 million ($0.56 per basic and diluted share) in 2001, $27.0 million ($1.40 per basic and diluted share) in 2000 and $13.0 million ($0.99 per basic and diluted share) in 1999. The pro-forma reduction in net loss for 2001 from the amount reported was due to the cancellation of unvested options that had higher original exercise prices than the repriced options granted later in the year. This issue is further discussed in the "stock repricing" section of this footnote.

7. NET LOSS PER SHARE

    The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                         2001         2000          1999
                                                                     -----------  -----------   -----------
Net loss (numerator), basic and diluted........................      $  (15,132)  $  (16,726)   $  (11,306)
Shares (denominator):
  Weighted average common shares outstanding...................          19,946       19,621        13,605
  Weighted average common shares outstanding subject
     to repurchase.............................................             (27)        (291)         (514)
                                                                     -----------  -----------   -----------
  Shares used in computation, basic and diluted................          19,919       19,330        13,091
                                                                     ===========  ===========   ===========
Net loss per share, basic and diluted..........................      $    (0.76)  $    (0.87)   $    (0.86)
                                                                     ===========  ===========   ===========

    For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following:

                                                                              DECEMBER 31,
                                                               --------------------------------------------
                                                                    2001           2000           1999
                                                               -------------- -------------- --------------
Shares of common stock subject to repurchase...............               --        184,167        398,066
Outstanding options........................................        3,248,470      3,852,752      3,243,475
Warrants...................................................           80,000             --             --
                                                               -------------- -------------- --------------
          Total............................................        3,328,470      4,036,919      3,641,541
                                                               ============== ============== ==============
Weighted average exercise price of options.................    $        3.17  $       12.02  $        9.65
                                                               ============== ============== ==============
Weighted average exercise price of warrants................    $         0.57 $          --  $          --
                                                               ============== ============== ==============

8. INCOME TAXES

    The Company's deferred income tax assets are comprised of the following at December 31:

                                                          2001         2000
                                                      -----------  -----------
                                                           (IN THOUSANDS)
Net deferred tax assets:
  Net operating loss carryforwards...............     $   17,491   $   12,352
  Accruals deductible in different periods.......            179        1,814
  General business credits.......................          2,469        1,478
  Depreciation and amortization..................          3,485        1,047
                                                      -----------  -----------
                                                          23,624       16,691
  Valuation allowance............................        (23,624)     (16,691)
                                                      -----------  -----------
          Total..................................     $       --   $       --
                                                      ===========  ===========

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, as of December 31, 2001 and 2000, the Company has fully reserved its net deferred tax assets of approximately $23.6 million and $16.7 million, respectively.

    The Company's effective rate differs from the expected benefit at the federal statutory tax rate at December 31 as follows:

                                                  2001       2000       1999
                                                --------   --------   --------
Federal statutory tax rate..................     (35.0)%    (35.0)%    (35.0)%
State taxes, net of federal benefit.........      (6.0)      (6.0)      (6.0)
Stock compensation expense..................        --        1.0        3.4
Other.......................................       0.1        0.4        0.3
Valuation allowance.........................      40.9       39.6       37.3
                                                --------   --------   --------
Effective tax rate..........................        -- %       -- %       -- %
                                                ========   ========   ========

    Substantially all of the Company's loss from operations for all periods presented is generated from domestic operations.

    At December 31, 2001, the Company has net operating loss (NOL) carryforwards of approximately $48.4 million and $9.5 million for federal and state income tax purposes, respectively. The federal NOL carryforwards expire through 2020, while the state NOL carryforwards expire through 2011. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of state net operating losses can be utilized to offset future state taxable income and because state net operating loss carry forwards generated in earlier years have already expired.

    At December 31, 2001, the Company also has research and development credit carryforwards of approximately $1.5 million and $1.4 million available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2021, while the state credit carryforward has no expiration.

    The extent to which the loss and credit carryforwards can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

9. RELATED PARTY TRANSACTIONS

    During 2001 and 2000, other than those items disclosed in Note 10, the Company had insignificant transactions with related parties. During 1999, the Company paid $69,000 to a director for consulting services.

    See also Note 10 for information about significant revenues from common stockholders.

10. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

    The Company is engaged in the development and marketing of transactional application server software products and operates in one reportable segment under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

   GEOGRAPHIC INFORMATION

                                                        YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------
                                       2001                       2000                      1999
                             ------------------------  ------------------------- -------------------------
                                           LONG-LIVED                LONG-LIVED                 LONG-LIVED
                              REVENUES(1)    ASSETS     REVENUES(1)    ASSETS     REVENUES(1)     ASSETS
                              -----------    ------     -----------    ------     -----------     ------
                                                            (IN THOUSANDS)
United States............      $ 11,989     $   740      $ 18,107     $ 1,632      $ 10,369       $1,004
Europe...................         5,505          54         4,755          73         3,338           27
Rest of the world........         1,877           2         2,415          72           736           20
                               ---------    --------     ---------    --------     ---------      -------
                               $ 19,371     $   796      $ 25,277     $ 1,777      $ 14,443       $1,051
                               =========    ========     =========    ========     =========      =======

----------

(1) Revenues are broken out geographically by the ship-to location of the customer.

   SIGNIFICANT CUSTOMERS

    During 2001, one customer accounted for 15% of the Company's total revenues and another customer accounted for 11% of the Company's total revenues. During 2000, one customer accounted for 16% of the Company's total revenues and one customer (a common stockholder) accounted for 5% of the Company's total revenues. During 1999, one customer (a common stockholder) accounted for 13% of the Company's total revenues.

    At December 31, 2001, two customers accounted for 11% of accounts receivable. At December 31, 2000, one customer accounted for 19% of accounts receivable, and another customer accounted for 18% of accounts receivable.

11. EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 20% up to the maximum allowed under IRS rules). Company contributions are discretionary; no such Company contributions have been made since inception of this plan.

12. SUBSEQUENT EVENTS

    The Company renegotiated its lease on principal facility on February 5, 2002. (Refer to Note 5)

    On March 18, 2002, the Board of Directors extended the due date made to an employee on a stock loan to December 31, 2003. (Refer to Note 1.)

    On March 20, 2002, the Company renewed its credit facilities with a bank. Under the renewed facilities, the Company continues to have a revolving line of credit facility of up to $5 million available through April 30, 2003. The bank's renewed credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $7 million and a minimum quick ratio of 2 to 1. Borrowings under the facility is collateralized by substantially all of the Company's assets.

                    PERSISTENCE SOFTWARE, INC. AND SUBSIDIARY

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Audited Consolidated Financial Statement Schedule:
  Independent Auditors' Report..........................................    S-2
  Schedule II-- Consolidated Schedule of Valuation and Qualifying
    Accounts for the years ended December 31, 2001, 2000 and 1999.......    S-3

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Persistence Software, Inc.:

    We have audited the consolidated financial statements of Persistence Software, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 22, 2002, (February 28, 2002 as to Note 5 and March 20, 2002 as to Note 12). Our audits also included the consolidated financial statement schedule of the Company listed in the Index at
Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
January 22, 2002

                                                   SCHEDULE II

                                    PERSISTENCE SOFTWARE, INC. AND SUBSIDIARY
                           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                        BALANCE AT      CHARGED
                                         $000'S          BEGINNING      TO COST       DEDUCTIONS/   BALANCE AT
                                                          OF YEAR     AND EXPENSES    WRITE-OFFS    END OF YEAR
                                                       ------------   ------------   ------------   ------------
Year ended December 31, 1999 Allowance for
  doubtful accounts ..............................     $        47     $      467    $       182    $       332
                                                       ============    ===========   ============   ============
Year ended December 31, 2000 Allowance for
  doubtful accounts...............................     $       332     $      915    $        19    $     1,228
                                                       ============    ===========   ============   ============
Year ended December 31, 2001 Allowance for
  doubtful accounts...............................     $     1,228     $      951    $     2,027    $       152
                                                       ============    ===========   ============   ============