Form 10-Q
period 2002-03-31
PERSISTENCE SOFTWARE INC
filed 2002-05-15
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002

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

                               Yes [X]     No [ ]

    As of April 30, 2002, there were 20,153,087 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.               FINANCIAL INFORMATION

              ITEM 1. FINANCIAL STATEMENTS.

                      CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002 AND DECEMBER 31, 2001.

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

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

              ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              ITEM 5. OTHER INFORMATION.

              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         MARCH 31,  DECEMBER 31,
                                                           2002         2001
                                                         ---------   ---------
                                                        (UNAUDITED)     [1]
                                     ASSETS
Current assets:
  Cash and cash equivalents                              $  7,189    $  7,411
  Accounts receivable, net                                  3,879       4,106
  Prepaid expenses and other current assets                   544         656
                                                         ---------   ---------
          Total current assets                             11,612      12,173
Property and equipment, net                                   641         796
Purchased intangibles, net                                    568         722
Other assets                                                   73          64
                                                         ---------   ---------
          Total assets                                   $ 12,894    $ 13,755
                                                         =========   =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $    943    $  1,070
  Accrued compensation and related benefits                 1,004         892
  Other accrued liabilities                                   477         457
  Deferred revenues                                         4,627       2,124
  Current portion of long-term obligations                    788         847
                                                         ---------   ---------
          Total current liabilities                         7,839       5,390
Long-term obligations                                         320         421
                                                         ---------   ---------
          Total liabilities                                 8,159       5,811
                                                         ---------   ---------
Stockholders' equity:
  Preferred stock                                              --          --
  Common stock                                             64,112      64,036
  Deferred stock compensation                                 (85)       (119)
  Notes receivable from stockholders                          (54)        (54)
  Accumulated deficit                                     (59,239)    (55,930)
  Accumulated other comprehensive loss                          1          11
                                                         ---------   ---------
          Total stockholders' equity                        4,735       7,944
                                                         ---------   ---------
          Total liabilities and stockholders' equity     $ 12,894    $ 13,755
                                                         =========   =========

[1] The condensed consolidated balance sheet as of December 31, 2001 has been extracted from the consolidated financial statements as of that date, and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                         MAR. 31,      MAR. 31,
                                                           2002           2001
                                                         ---------     ---------
                                                               (UNAUDITED)
Revenues:
  Licenses                                               $    833      $  2,131
  Service                                                   1,328         2,735
                                                         ---------     ---------
    Total revenues                                          2,161         4,866
                                                         ---------     ---------
Cost of revenues:
  Licenses                                                     27             5
  Service                                                     768         1,173
                                                         ---------     ---------
    Total cost of revenues                                    795         1,178
                                                         ---------     ---------
Gross profit                                                1,366         3,688
Operating expenses:
  Sales and marketing                                       2,434         4,349
  Research and development, excluding
    amortization of purchased intangibles                   1,118         1,748
  General and administrative                                  927         1,374
  Amortization of purchased intangibles                       212           718
  Restructuring costs                                          --           785
                                                         ---------     ---------
    Total operating expenses                                4,691         8,974
                                                         ---------     ---------
Loss from operations                                       (3,325)       (5,286)
Interest and other income (expense):
  Interest income                                              35           204
  Interest expense                                            (10)          (20)
  Other, net                                                   (9)           (7)
                                                         ---------     ---------
    Total interest and other income (expense)                  16           177
                                                         ---------     ---------
Net loss                                                 $ (3,309)     $ (5,109)
                                                         =========     =========
Basic and diluted net loss per share                     $  (0.16)     $  (0.26)
                                                         =========     =========
Shares used in calculating basic
  and diluted net loss per share                           20,089        19,791
                                                         =========     =========

            See notes to condensed consolidated financial statements.

                                     PERSISTENCE SOFTWARE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                       ---------------------
                                                                         2002         2001
                                                                       ---------   ---------
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (3,309)   $ (5,109)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                          381         934
     Amortization of deferred stock compensation                             34         102
     Change in allowance for doubtful accounts                              267          18
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (41)      2,335
       Prepaid expenses and other current assets                            112          99
       Accounts payable                                                    (127)       (610)
       Accrued compensation and related benefits                            112      (1,446)
       Other accrued liabilities                                             20        (562)
       Deferred revenues                                                  2,503        (569)
                                                                       ---------   ---------
          Net cash used in operating activities                             (48)     (4,808)
                                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                                     --       1,184
  Property and equipment additions                                          (26)         62
  Purchased intangibles additions                                           (45)         --
  Deposits and other                                                         (9)         14
                                                                       ---------   ---------
          Net cash provided by/(used in) investing activities               (80)      1,260
                                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock, net of repurchases                                   76         234
  Repayment of notes receivable from stockholders                            --          40
  Borrowing under capital lease obligations                                  34          --
  Repayment of capital lease obligations                                     (6)        (11)
  Repayment of obligations incurred to acquire purchased intangibles        (55)       (205)
  Borrowing under loan agreement                                             --         106
  Repayment under loan agreement                                           (133)        (66)
                                                                       ---------   ---------
          Net cash provided by/(used in) financing activities               (84)         98
                                                                       ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                (10)        (10)
                                                                       ---------   ---------
CASH AND CASH EQUIVALENTS:
  Net decrease                                                             (222)     (3,460)
  Beginning of period                                                     7,411      14,103
                                                                       ---------   ---------
  End of period                                                        $  7,189    $ 10,643
                                                                       =========   =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Release of compensatory stock arrangements                           $     --    $    241
                                                                       =========   =========

                      See notes to condensed consolidated financial statements.

                                                 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

    Persistence Software solves data access problems for distributed and real-time systems. Persistence solutions help deliver better business visibility for applications that require current information about customers, products and suppliers. Persistence is a leading provider of transaction application servers, data management products, and dynamic Web content acceleration servers -- software that processes transactions between users and back-end computer systems in electronic commerce systems.

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

2. BASIS OF PRESENTATION

    The condensed consolidated financial statements included in this filing on Form 10-Q as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet was extracted from audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2001 filed with the Securities and Exchange Commission.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2002, its condensed consolidated results of operations for the three month periods ended March 31, 2002 and 2001, and its condensed consolidated cash flows for the three month periods ended March 31, 2002 and 2001, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

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

    The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ---------------------------
                                                    2002             2001
                                                 ----------       ----------
      Net loss (numerator), basic and
        diluted..............................    $  (3,309)       $  (5,109)
                                                 ==========       ==========
      Shares (denominator):
        Weighted average common shares
           outstanding.......................       20,089           19,836
        Weighted average common shares
           outstanding subject to
           repurchase........................           --              (45)
                                                 ----------       ----------
        Shares used in computation,
           basic and diluted.................       20,089           19,791
                                                 ==========       ==========
      Net loss per share, basic and
        diluted..............................    $   (0.16)       $   (0.26)
                                                 ==========       ==========

    As of March 31, 2002 and 2001, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                            MARCH 31,  MARCH 31,
                                                              2002        2001
                                                            ---------  ---------
            Shares of common stock subject to repurchase          --         38
            Outstanding options                                3,353      4,433
            Warrants                                              80         --
                                                            ---------  ---------
                 Total                                         3,433      4,471
                                                            =========  =========

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired, and broadened the presentation of discounted operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002 but does not expect SFAS No. 144 to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 2001 and 2000 and for each of the years ended December 31, 2001, 2000 and 1999, included in our Annual Report on Form 10-K as of and for the year ended December 31, 2001 filed with the Securities and Exchange Commission. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," "targeting," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K as of and for the year ended December 31, 2001 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

    Persistence Software solves data access problems for distributed and real-time systems. Persistence solutions help deliver better business visibility for applications which require current information about customers, products and suppliers.

    Persistence provides a suite of data management products that sit between existing databases - such as Oracle and DB/2 - and application servers - such as WebLogic and WebSphere. Developers can configure these products to structure and position business information with optimal efficiency, improving application server performance and simplifying application distribution while reducing database costs. By effectively managing enterprise data, users achieve the benefit of "business visibility" - the ability to manage their business in real time with data and applications where they need them, when they need them. By caching data, or moving information stored in back-end computer systems closer to users, our software dramatically reduces network traffic and data latency, resulting in both better application performance and faster transaction processing. POWERTIER application servers support both C++ and Sun Microsystems' full Java 2 Platform, Enterprise Edition (J2EE, formerly known as Enterprise Java Beans or EJB) standards to enable businesses to deploy sophisticated C++ or Java applications, which readily scale and accommodate rapidly increasing numbers of users. Our EDGEXTEND data management infrastructure product for J2EE application servers offers a data architecture for IBM's WebSphere and BEA's WebLogic application servers to support highly distributed and transaction-oriented applications both within data centers and in remote locations. Our DYNAMAI Web content accelerator improves the speed and scalability of electronic commerce Web sites that rely heavily on dynamically generated content using technologies such as Java Server Pages and Active Server Pages. Our major customers include AT&T, Cablevision, Cisco, FedEx, Instinet, Intershop, Lucent, Motorola, Nokia and Salomon Smith Barney.

    Our revenues, which consist of software license revenues and service revenues, totaled $2.2 million in the three months ended March 31, 2002, $4.9 million in the three months ended March 31, 2001, $19.4 million in 2001, $25.3 million in 2000, $14.4 million in 1999, and $10.2 million in 1998. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997, we have a limited operating history in the data management infrastructure and application server markets.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, Germany and Hong Kong. Revenues from licenses and services to customers outside the United States were $797,000 in the three months ended March 31, 2002, $2.0 million in the three months ended March 31, 2001, $7.4 million in 2001, $7.2 million in 2000, $4.1 million in 1999 and $2.9 million in 1998. Our future success will depend, in part, on our successful development of international markets for our products.

    Historically, we have received a substantial portion of revenue from product sales to a limited number of customers. Sales of products to our top five customers accounted for 46% of our total revenues in the three months ended March 31, 2002, 52% of our total revenues in the three months ended March 31, 2001, 45% of total revenues in 2001, 40% of total revenues in 2000, 35% of total revenues in 1999, and 55% of total revenues in 1998. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

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

    Our critical accounting policies and estimates were discussed in our 2001 Form 10-K. No changes in these policies and estimates have occurred for the three months ended March 31, 2002.

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

    We recognize license revenues upon shipment of the software if collection of the resulting receivable is probable, an executed agreement has been signed, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Undelivered elements in these arrangements typically consist of services or additional software products. For sales made through distributors, revenue is recognized upon shipment. Distributors have no right of return. We recognize revenues from customer training, support and professional services as the services are performed. We generally recognize support revenues ratably over the term of the support contract. If support or professional services are included in an arrangement that includes a license agreement, amounts related to support or professional services are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price when such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority to make such decision. Arrangements that require significant modification or customization of software are recognized under the percentage of completion method.

    Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. We had 81 employees as of December 31, 2001 and 77 as of March 31, 2002, representing a decrease of 5%. We have incurred net losses in each quarter since 1996 and, as of March 31, 2002, had an accumulated deficit of $59.2 million. We are currently targeting that sales and marketing expenses, research and development expenses, and general and administrative expenses, will remain below 2001 spending levels. We are currently targeting to achieve a modest net profit on a GAAP basis for 2002.

    We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may not achieve or maintain profitability in the future. Our success depends significantly upon broad market acceptance of our POWERTIER and our recently introduced EDGEXTEND product. Our performance will also depend on the level of capital spending in our target market of customers and on the growth and widespread adoption of the market for business-to-business electronic commerce over the Internet.

RESULTS OF OPERATIONS

THREE MONTHS (FIRST QUARTERS) ENDED MARCH 31, 2002 AND 2001

Revenues

    Our revenues were $2.2 million for the three months ended March 31, 2002 and $4.9 million for the three months ended March 31, 2001 representing a decrease of 56%. International revenues were $797,000 for the three months ended March 31, 2002 and $2.0 million for the three months ended March 31, 2001, representing a decrease of 60%. For the three months ended March 31, 2002, Salomon Smith Barney and Lucent Technologies accounted for 15% and 10% of total revenues, respectively. For the three months ended March 31, 2002, sales of products and services to our top five customers accounted for 46% of total revenues. For the three months ended March 31, 2001, sales of products and services to our top five customers accounted for 52% of total revenues.

    License Revenues. License revenues were $833,000 for the three months ended March 31, 2002 and $2.1 million for the three months ended March 31, 2001, representing a decrease of 61%. License revenues represented 39% of total revenues for the three months ended March 31, 2002 and 44% of total revenues for the three months ended March 31, 2001. The decrease in software license revenues was primarily due to the deferral of license revenue over the next four quarters for a major contract negotiated in the first quarter of 2002, and decreased spending on IT infrastructure products by our target customers.

    Service Revenues. Our service revenues were $1.3 million for the three months ended March 31, 2002 and $2.7 million for the three months ended March 31, 2001, representing a decrease of 51%. The decrease in service revenues was primarily due to various consulting services contracts undertaken in 2001 which were not repeated in 2002. Service revenues represented 61% of total revenues for the three months ended March 31, 2002 and 56% of total revenues for the three months ended March 31, 2001.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of packaging, documentation and associated shipping costs. Our cost of license revenues was $27,000 for the three months ended March 31, 2002 and $5,000 for the three months ended March 31, 2001. As a percentage of license revenues, cost of license revenues increased to 3% for the three months ended March 31, 2002 from 0.2% for the three months ended March 31, 2001. This increase was largely due to increased royalty charges.

    Cost of Service Revenues. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services, technical support and training. Our cost of service revenues was $768,000 million for the three months ended March 31, 2002 and $1.2 million for the three months ended March 31, 2001, representing a decrease of 35%. This decrease was primarily due to a significant reduction in our use of third party consultants in 2002. As a percentage of service revenues, cost of service revenues were 58% for the three months ended March 31, 2002 and 43% for the three months ended March 31, 2001. This increase results primarily from certain fixed service costs being spread over lower 2002 service revenues.

    Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel, and marketing and promotional expenses. Our sales and marketing expenses were $2.4 million for the three months ended March 31, 2002 and $4.3 million for the three months ended March 31, 2001, representing a decrease of 44%. This decrease was primarily due to a reduction in personnel related costs, lower commissions, and a decrease in worldwide marketing activities. Sales and marketing expenses represented 113% of total revenues for the three months ended March 31, 2002 and 89% of total revenues for the three months ended March 31, 2001. This increase as a percentage of revenues resulted primarily from certain fixed costs being spread over lower 2002 revenues. We are presently targeting that 2002 sales and marketing expense levels will be below 2001 expense levels.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to external software consultants. Our research and development expenses were $1.1 million for the three months ended March 31, 2002 and $1.7 million for the three months ended March 31, 2001, representing a decrease of 36%. This decrease was due to a reduction in domestic staffing and international contract staff. Research and development expenses represented 52% of total revenues for the three months ended March 31, 2002 and 36% of total revenues for the three months ended March 31, 2001. This increase as a percentage of revenues resulted primarily from certain fixed costs being spread over lower 2002 revenues. We are presently targeting that 2002 research and development expense levels will be below 2001 expense levels.

    General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, general and administrative personnel as well as legal costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $927,000 for the three months ended March 31, 2002 and $1.4 million for the three months ended March 31, 2001, representing a decrease of 33%. This decrease was due primarily to a reduction in staff related costs and a decrease in patent litigation related legal fees. General and administrative expenses represented 43% of total revenues for the three months ended March 31, 2002 and 28% of total revenues for the three months ended March 31, 2001. This increase as a percentage of revenues resulted primarily from certain fixed costs being spread over lower 2002 revenues. We are presently targeting that 2002 general and administrative expense levels will be below 2001 expense levels.

    Amortization of Purchased Intangibles. Amortization of purchased intangibles was $212,000 for the three months ended March 31, 2002 and $718,000 for the three months ended March 31, 2001, representing a decrease of 70%. The decrease in amortization expense was principally related to a revaluation and impairment review in June 2001 which resulted in a write-off of $2.0 million.

    Interest and Other Income (Expense). Interest and other income (expense) consists primarily of earnings on our cash, cash equivalents and short-term investment balances, offset by interest expense related to obligations under capital leases and other equipment related borrowings, and various miscellaneous state and foreign taxes and other expenses. Interest and other income (expense) was $16,000 for the three months ended March 31, 2002 and $177,000 for the three months ended March 31, 2001, representing a decrease of 91%. This decrease was primarily due to a reduction in our overall cash balances and major reductions in market interest rates. We expect that interest and other income (expense) will decrease as we continue to use the net proceeds from our initial public offering and may become a net expense for the remainder of 2002.

    Stock-Based Compensation. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of March 31, 2002 was $85,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $34,000 in the three months ended March 31, 2002 and $102,000 in the three months ended March 31, 2001. We expect to record amortization expense related to these securities of approximately $85,000 for the remainder of 2002.

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

    o demand for and market acceptance of our POWERTIER products and other products we introduce, including EDGEXTEND and DYNAMAI;

    o   the possible loss of sales people;

    o   introduction of new products or services by us or our competitors;

    o   annual or quarterly budget cycles of our customers;

    o the level of product and price competition in the application server and data management market;

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

    Our license revenues in the first quarter of 2002 were lower than those in the fourth quarter of 2001. In the future, we expect this trend to continue, with the fourth quarter of each year accounting for the greatest percentage of total revenues for the year and with an absolute decline in revenues from the fourth quarter to the first quarter of the next year.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We have also financed our business through borrowings of $655,000 under an equipment financing facility and capitalized leases. As of March 31, 2002, we had $7.2 million of cash and cash equivalents and $3.8 million of working capital.

    Net cash used in operating activities was $48,000 for the three months ended March 31, 2002 and $4.8 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, cash used in operating activities was attributable primarily to net losses offset by an increase in deferred revenue and depreciation and amortization. For the three months ended March 31, 2001, cash used in operating activities was attributed primarily to net losses and decreases in accrued compensation, other accrued liabilities, accounts payable and deferred revenues. Those decreases were partially offset by a substantial decrease in accounts receivable and by depreciation and amortization.

    Net cash used in investing activities was $80,000 for the three months ended March 31, 2002 and net cash provided by investing activities was $1.3 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, net cash used in investing activities was attributable primarily to the purchase of fixed assets and intangibles. For the three months ended March 31, 2001, cash provided by investing activities was attributable primarily to decreases in short-term investments which were converted to cash.

    Net cash used in financing activities was $84,000 for the three months ended March 31, 2002 primarily as a result of loan payments partially offset by sales of common stock as a result of option exercises. Net cash provided by financing activities was $98,000 for the three months ended March 31, 2001.

    We have credit facilities with Comerica Bank. Under these credit facilities, the Company has a $5.0 million revolving line of credit facility available through April 30, 2003, and an equipment term loan of $655,000. As of March 31, 2002 we had no borrowings outstanding under the revolving line of credit facility. As of March 31, 2002 we had $437,000 outstanding under the equipment term loan. We are required to make principal payments of $21,843 per month, plus interest at the bank's base rate plus 0.5% per annum payable in 30 monthly installments. The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $7 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2 to 1. As of March 31, 2002, the Company's tangible net worth fell below the minimum tangible net worth and the bank waived this event. As of December 31, 2001, we were in compliance with our debt covenants. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

    Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments.

    We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least December 31, 2002. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    You should carefully consider the following risks in addition to the other information contained in this quarterly report on Form 10-Q. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem to be material, but are not the only ones that we face.

WE HAVE A LIMITED OPERATING HISTORY IN THE APPLICATION SERVER AND DATA MANAGEMENT MARKETS.

    Because we only commenced selling application servers in 1997 and only commenced selling DYNAMAI in 2000 and EDGEXTEND in 2002, we have a limited operating history in the application server and data management markets. We thus face the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing software industry. These risks include:

    o the timing and magnitude of capital expenditures by our customers and prospective customers;

    o our substantial dependence for revenue from our POWERTIER for C++ product, which was first introduced in 1997 and has achieved only limited market acceptance;

    o our substantial dependence for revenue from our POWERTIER for J2EE product, which was first introduced in 1998 and has achieved only limited market acceptance;

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

    o our dependence on the Java programming language, commonly known as J2EE, becoming a widely accepted standard in the transactional application server market; and

    o   our dependence upon key personnel.

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NEVER BECOME OR REMAIN PROFITABLE.

    Our revenues may not continue to grow, and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $3.3 million in the three months ended March 31, 2002, $15.1 million in 2001, $16.7 million in 2000, $11.3 million in 1999 and $4.1 million in 1998. As of March 31, 2002, we had an accumulated deficit of $59.2 million. While we are currently targeting lower sales and marketing, research and development, and general and administrative expenses for 2002 as compared to 2001, we will still need to increase our revenues to become profitable. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

WE HAVE FINANCED OUR BUSINESS THROUGH THE SALE OF STOCK AND NOT THROUGH CASH GENERATED BY OUR OPERATIONS.

    Since inception, we have generally had negative cash flow from operations. To date, we have financed our business primarily through sales of common stock and convertible preferred stock and not through cash generated by our operations. We expect to continue to have negative cash flow from operations for the year ended December 31, 2002.

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

    o the level of product and price competition in the application server and data management markets;

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

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In the three months ended March 31, 2002, sales of products and services to our top five customers accounted for 46% of total revenue with Salomon Smith Barney and Lucent Technologies accounting for 15% and 10% of total revenues respectively. In the three months ended March 31, 2001, sales of products and services to our top five customers accounted for 52% of total revenues with Salomon Smith Barney and Intershop accounting for 20% and 16% of total revenues respectively. In the year ended December 31, 2001, sales of products and services to Salomon Smith Barney accounted for 15% of total revenues, sales to Cablevision accounted for 11% of total revenues and sales to our top five customers accounted for 45% of total revenues. In the year ended December 31, 2000, sales of products and services to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. In the year ended December 31, 1999, sales of products and services to Cisco accounted for 13% of our total revenues, and sales of products and services to our top five customers accounted for 35% of total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

WE DEPEND ON THE JAVA PROGRAMMING LANGUAGE, THE ENTERPRISE JAVABEANS STANDARD AND THE EMERGING MARKET FOR DISTRIBUTED OBJECT COMPUTING, AND IF THESE TECHNOLOGIES FAIL TO GAIN ACCEPTANCE, OUR BUSINESS COULD SUFFER.

    We are focusing certain portions of our marketing efforts on our POWERTIER for J2EE application server and EDGEXTEND products, which are based on three relatively new technologies, which have not been widely adopted by a large number of companies. These three technologies are a distributed object computing architecture, Sun Microsystems' Java programming language and J2EE (formerly
EJB). Distributed object computing combines the use of software modules, or objects, communicating across a computer network to software applications, such as our POWERTIER application server. J2EE is the Java programming standard for use in an application server. In 1998, we launched our POWERTIER for EJB product, which is a transactional application server that uses Java and conformed to the EJB standard. Sun Microsystems released the EJB standard in 1998, and thus far EJB has had limited market acceptance. Since our POWERTIER for J2EE product depends upon the specialized J2EE standard, we face a limited market compared to competitors who may offer application servers based on more widely accepted standards, including the Java programming language. We expect a material portion of our future revenues will come from sales of products based on the J2EE standard. Thus, our success depends significantly upon broad market acceptance of distributed object computing in general, and Java application servers in particular. If J2EE does not become a widespread programming standard for application servers, our revenues and business could suffer.

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

    One of our EDGEXTEND products is currently in beta testing. Any delays in releasing products on a generally available basis may materially affect our future revenues. EDGEXTEND for WebSphere was released in March 2002. EDGEXTEND for WebLogic is scheduled to be released in June 2002.

WE ARE CURRENTLY TARGETING THAT SOME PORTION OF OUR REVENUES WILL BE DERIVED FROM SALES OF OUR NEWEST PRODUCT, EDGEXTEND, HOWEVER THERE ARE TECHNICAL AND MARKET RISKS ASSOCIATED WITH NEW PRODUCTS.

    We are currently targeting that sales of our EDGEXTEND products will soon represent a material percentage of our revenues. New products, like EDGEXTEND, often contain errors or defects, particularly when first introduced. Any errors or defects could be serious or difficult to correct and could result in a delay of product adoption resulting in lost revenues or a delay in gaining market share, which could harm our revenues and reputation. In addition, market adoption is often slower for newer products, like EDGEXTEND, than for existing products.

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

    To date, we have sold our products primarily through our direct sales force, but our ability to achieve significant revenue growth in the future will depend in large part on our success in establishing and leveraging relationships with OEM partners and third parties. It may be difficult for us to establish these relationships, and, even if we establish these relationships, we will then depend on the sales efforts of these third parties. In addition, because these relationships are nonexclusive, these third parties may choose to sell application servers, data management products or other alternative solutions offered by our competitors, and not our products. If we fail to successfully build our third-party distribution channels or if our third party partners do not perform as expected, our business could be harmed.

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

    Microsoft has established a competing standard for distributed computing, ..NET, which includes an application server product. If this standard gains widespread market acceptance over the J2EE or CORBA standards, on which our products are based, our business would suffer. Because of Microsoft's resources and commanding position with respect to other markets and technologies, Microsoft's entry into the application server market may cause our potential customers to delay or change purchasing decisions. We expect that Microsoft's presence in the application server market will increase competitive pressure in this market.

WE FACE SIGNIFICANT COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN WE HAVE AND MAY FACE ADDITIONAL COMPETITION IN THE FUTURE.

    The markets for our products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We believe that the principal competitive factors in our market are:

    o    performance, including scalability, integrity and availability;

    o    ability to provide a complete software platform;

    o    flexibility;

    o    use of standards-based technology (e.g. J2EE);

    o    ease of integration with customers' existing enterprise systems;

    o    ease and speed of implementation;

    o    quality of support and service;

    o    security;

    o    company reputation; and

    o    price.

     Our competitors for POWERTIER include both publicly and privately-held enterprises, including BEA Systems (WebLogic), Secant Technologies, IBM (WebSphere), Oracle (OAS) and i-Planet (Sun Microsystems). Many customers may not be willing to purchase our POWERTIER platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. In particular IBM (WebSphere) and BEA Systems (WebLogic) dominate the application server market. In addition, some competitors offer products that are less complex than our POWERTIER products and require less customization to implement with potential customers' existing systems. Thus, potential customers engaged in simpler business-to-business e-commerce transactions may prefer these "plug-and-play" products to our more complex offerings. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus indirect competitors. Further, dozens of companies have already supported, or have announced their intention to support J2EE, and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, in the POWERTIER for C++ market, many potential customers build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments.

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

OUR BUSINESS COULD SUFFER IF WE CANNOT ATTRACT AND RETAIN THE SERVICES OF KEY EMPLOYEES.

    Our future success depends on the ability of our management to operate effectively, both individually and as a group. We are substantially dependent upon the continued service of our existing executive personnel, especially Christopher T. Keene, our Chief Executive Officer. We do not have a key person life insurance policy covering Mr. Keene or any other officer or key employee. Our success will depend in large part upon our ability to attract and retain highly-skilled employees, particularly sales personnel and software engineers. There is significant competition for skilled employees, especially for people who have experience in both the software and Internet industries. We have experienced significant turnover among sales personnel in recent years, which makes retention more challenging, in particular as a result of our recent restructurings in 2001. If we are not successful in attracting and retaining these skilled employees, our sales and product development efforts would suffer. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of that employee and any resulting loss of existing or potential customers to a competitor could harm our business. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Approximately 37% of our revenues came from sales of products and services outside of the United States for the three months ended March 31, 2002, approximately 41% of our revenues came from sales of products and services outside of the United States for the three months ended March 31, 2001, approximately 38% of our revenues came from sales of products and services outside of the United States during the year ended December 31, 2001, and approximately 28% of our revenues came from sales of products and services outside of the United States during each of the years ended December 31, 2000 and 1999. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

    o    difficulties of staffing and managing foreign operations;

    o future dependence on the sales efforts of our third party distributors to expand business;

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities. As of March 31, 2002, we had approximately 20,153,087 shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradeable. In addition, shares held by affiliates are tradeable, subject to the volume and other restrictions of Rule 144.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because our cash equivalents are invested in short-term investment accounts. If market interest rates had changed by approximately ten percent in the three months ending March 31, 2002, our financial results would have changed by approximately $3,000.

    Foreign Currency Fluctuations. We operate in several international locations using local currencies for the payment of employees and suppliers, however, we did not have any significant net balances that are due or payable in foreign currencies at March 31, 2002. A hypothetical ten percent change in foreign currency rates would have changed the results of operations by approximately $6,000 for the three months ended March 31, 2002. We do not hedge any of our foreign currency exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) Use of Proceeds

    Our registration statement on Form S-1, SEC File No. 333-76867, for our initial public offering of common stock became effective on June 24, 1999. We registered and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a per share price of $11.00. Our underwriters were BancBoston Robertson Stephens, U.S. Bancorp Piper Jaffray, and Soundview Technology Group. Offering proceeds, net of aggregate underwriting commissions and discounts of $2.7 million and other offering transaction expenses of $1.1 million, were $34.1 million. None of the underwriting commissions and discounts or other offering transaction expenses were direct or indirect payments to our directors, officers, or holders of 10% or more of our stock. From June 24, 1999 through March 31, 2002, we have used the net offering proceeds as follows:

         Working capital expenditures.......................     $21.7 million
         Acquiring property and equipment...................       2.3 million
         Acquiring technologies.............................       2.9 million
                                                                --------------
                                                                  26.9 million


         Cash and cash equivalents..........................       7.2 million
                                                                --------------
                                                                $ 34.1 million
                                                                ==============

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

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS:

         10.16 First Amendment to the Restated Loan and Security Agreement between Persistence and Comerica Bank.

    (b) REPORTS ON FORM 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PERSISTENCE SOFTWARE, INC.

                                             By:  /s/  Christine Russell
                                                  ------------------------------
                                                  CHRISTINE RUSSELL
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL AND
                                                  ACCOUNTING OFFICER)

Date: May 15, 2002

                                  EXHIBIT INDEX

      EXHIBIT
        NO.                            DESCRIPTION
        ---                            -----------

       10.16 First Amendment to the Restated Loan and Security Agreement between Persistence and Comerica Bank.