Form 10-Q
period 2002-06-30
PERSISTENCE SOFTWARE INC
filed 2002-08-14
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

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

                                Yes [X]     No [ ]

    As of July 31, 2002, there were 20,153,087 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.           FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS.

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 AND DECEMBER 31, 2001.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

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

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          ITEM 5. OTHER INFORMATION.

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                PERSISTENCE SOFTWARE, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)

                                                                 JUNE 30,       DECEMBER 31,
                                                                   2002             2001
                                                                -----------     -----------
                                                                (UNAUDITED)          [1]
                                          ASSETS
Current assets:
  Cash and cash equivalents                                     $    7,318      $    7,411
  Accounts receivable, net                                           3,594           4,106
  Prepaid expenses and other current assets                            524             656
                                                                -----------     -----------
          Total current assets                                      11,436          12,173
Property and equipment, net                                            520             796
Purchased intangibles, net                                             425             722
Other assets                                                            72              64
                                                                -----------     -----------
          Total assets                                          $   12,453      $   13,755
                                                                ===========     ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $      583      $    1,070
  Accrued compensation and related benefits                          1,141             892
  Other accrued liabilities                                            935             457
  Deferred revenues                                                  3,829           2,124
  Current portion of long-term obligations                             788             847
                                                                -----------     -----------
          Total current liabilities                                  7,276           5,390
Long-term obligations, net of current portion                          191             421
                                                                -----------     -----------
          Total liabilities                                          7,467           5,811
                                                                -----------     -----------
Stockholders' equity:
  Preferred stock                                                       --              --
  Common stock                                                      64,112          64,036
  Deferred stock compensation                                          (65)           (119)
  Notes receivable from stockholders                                   (54)            (54)
  Accumulated deficit                                              (59,024)        (55,930)
  Accumulated other comprehensive loss                                  17              11
                                                                -----------     -----------
          Total stockholders' equity                                 4,986           7,944
                                                                -----------     -----------
          Total liabilities and stockholders' equity            $   12,453      $   13,755
                                                                ===========     ===========

[1] The condensed consolidated balance sheet as of December 31, 2001 has been extracted from the consolidated financial statements as of that date, and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.


                                          PERSISTENCE SOFTWARE, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              ------------------------      ------------------------
                                                               JUN. 30,       JUN. 30,       JUN. 30,       JUN. 30,
                                                                 2002           2001           2002           2001
                                                              ---------      ---------      ---------      ---------
                                                                     (UNAUDITED)                   (UNAUDITED)
Revenues:
    Licenses                                                  $  4,104       $  2,538       $  4,937       $  4,669
    Service                                                      1,626          2,213          2,954          4,948
                                                              ---------      ---------      ---------      ---------
       Total revenues                                            5,730          4,751          7,891          9,617
                                                              ---------      ---------      ---------      ---------
Cost of revenues:
    Licenses                                                        75              1            102              6
    Service                                                        759          1,189          1,527          2,362
                                                              ---------      ---------      ---------      ---------
       Total cost of revenues                                      834          1,190          1,629          2,368
                                                              ---------      ---------      ---------      ---------
Gross profit                                                     4,896          3,561          6,262          7,249
                                                              ---------      ---------      ---------      ---------
Operating expenses:
    Sales and marketing                                          2,586          3,819          5,020          8,168
    Research and development,                                    1,038          1,583          2,156          3,331
    General and administrative                                     919          1,394          1,846          2,768
    Amortization and impairment of purchased intangibles           142          2,458            354          3,177
    Restructuring costs                                             --            688             --          1,473
                                                              ---------      ---------      ---------      ---------
           Total operating expenses                              4,685          9,942          9,376         18,917
                                                              ---------      ---------      ---------      ---------
Income/(Loss) from operations                                      211         (6,381)        (3,114)       (11,668)
Interest income                                                     21            115             55            319
Interest and other expense                                         (17)           (18)           (35)           (45)
                                                              ---------      ---------      ---------      ---------
Net income/(loss)                                             $    215       $ (6,285)      $ (3,094)      $(11,394)
                                                              =========      =========      =========      =========
Basic net income/(loss) per share                             $   0.01       $  (0.32)      $  (0.15)      $  (0.57)
                                                              =========      =========      =========      =========
Diluted net income/(loss) per share                           $   0.01       $  (0.32)      $  (0.15)      $  (0.57)
                                                              =========      =========      =========      =========
Shares used in calculating basic net income/(loss) per
  share                                                         20,153         19,916         20,121         19,854
                                                              =========      =========      =========      =========
Shares used in calculating diluted net
  income/(loss) per share                                       20,486         19,916         20,121         19,854
                                                              =========      =========      =========      =========

                           See notes to condensed consolidated financial statements.


                                     PERSISTENCE SOFTWARE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)

                                                                               SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                            2002           2001
                                                                          ---------      ---------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (3,094)      $(11,394)
  Adjustments to reconcile net loss to net cash
     provided by/(used in) operating activities:
     Depreciation and amortization                                             688          1,090
     Impairment of purchased intangibles                                        --          1,988
     Amortization of deferred stock compensation                                54            162
     Loss on sale of fixed assets                                               --            154
     Change in allowance for doubtful accounts                                 399            160
     Changes in operating assets and liabilities:
       Accounts receivable                                                     113          1,571
       Prepaid expenses and other current assets                               132            613
       Accounts payable                                                       (487)        (1,209)
       Accrued compensation and related benefits                               249         (1,623)
       Other accrued liabilities                                               478           (548)
       Deferred revenues                                                     1,705           (969)
                                                                          ---------      ---------
          Net cash provided by/(used in) operating activities                  237        (10,005)
                                                                          ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments                                                --          2,846
  Purchase of property and equipment                                           (48)           (36)
  Proceeds from sale of property and equipment                                  --             81
  Purchased intangibles additions                                              (45)            --
  Deposits and other                                                            (8)            (6)
                                                                          ---------      ---------
          Net cash provided by/(used in) investing activities                 (101)         2,885
                                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock, net of repurchases                                      76            270
  Repayment of notes receivable from stockholders                               --             40
  Borrowing under capital lease obligations                                     12             --
  Repayment of capital lease obligations                                       (14)           (26)
  Repayment of obligations incurred to acquire purchased intangibles          (110)          (205)
  Borrowing under loan agreement                                                --            122
  Repayment under loan agreement                                              (199)          (154)
                                                                          ---------      ---------
          Net cash provided by/(used in) financing activities                 (235)            47
                                                                          ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                     6            (92)
                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS:
  Net decrease                                                                 (93)        (7,165)
  Beginning of period                                                        7,411         14,103
                                                                          ---------      ---------
  End of period                                                           $  7,318       $  6,938
                                                                          =========      =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Release of compensatory stock arrangements                              $     --       $    252
                                                                          =========      =========
  Property and equipment acquired by capital leases                       $    (22)      $     --
                                                                          =========      =========
  Compensatory stock arrangements                                         $     --       $    (53)
                                                                          =========      =========

                      See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2. BASIS OF PRESENTATION

    The condensed consolidated financial statements included in this filing on Form 10-Q as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet was extracted from audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2001 filed with the Securities and Exchange Commission.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2002, its condensed consolidated results of operations for the three and six month periods ended June 30, 2002 and 2001, and its condensed consolidated cash flows for the six month periods ended June 30, 2002 and 2001, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

3. NET INCOME/(LOSS) PER SHARE

    Basic net income/(loss) per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income/(loss) per common share was the same as basic net income/(loss) per common share for all periods presented, except for the three months ended June 30, 2002, since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses. Diluted net income per common share includes the dilutive affect of certain potentially dilutive securities, in accordance with FAS128 "Earnings per Share".

    The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income/(loss) per share (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                          -----------------------      ------------------------
                                                             2002          2001           2002           2001
                                                          ---------     ---------      ---------      ---------
Net income/(loss) (numerator), basic and diluted          $    215      $ (6,284)      $ (3,094)      $(11,394)
                                                          =========     =========      =========      =========
Shares (denominator):
  Weighted average common shares outstanding                20,153        19,946         20,121         19,892
  Weighted average common shares outstanding subject
     to repurchase                                               0           (30)            (0)           (38)
                                                          ---------     ---------      ---------      ---------
  Shares used in computation, basic earnings per share      20,153        19,916         20,121         19,854
  Common Stock equivalents related to
      employee stock options and warrants                      333             0              0              0
                                                          ---------     ---------      ---------      ---------
  Shares used in computation, diluted earnings per share    20,486        19,916         20,121         19,854
                                                          =========     =========      =========      =========
Basic net income/(loss) per share                         $   0.01      $  (0.32)      $  (0.15)      $  (0.57)
                                                          =========     =========      =========      =========
Diluted net income/(loss) per share                       $   0.01      $  (0.32)      $  (0.15)      $  (0.57)
                                                          =========     =========      =========      =========

    The computation of diluted earnings per share for the three months ended June 30, 2002 excludes outstanding employee stock options to purchase 3,055,000 shares because the effect of these options were antidilutive.

    As of June 30, 2002 and 2001, the Company had securities outstanding which could potentially dilute basic earnings per share in the future. Such outstanding securities consist of the following (in thousands):

                                                        JUNE 30,      JUNE 30,
                                                          2002          2001
                                                      ------------  -----------
    Shares of common stock subject to repurchase              0            21
    Outstanding options                                   3,388         1,972
    Warrants                                                 80            80
                                                         -------       -------
         Total                                            3,468         2,073
                                                         =======       =======

4. COMPREHENSIVE INCOME

    For all periods presented, the Company had no comprehensive income items other than net income/(loss) and changes in the cumulative translation adjustment.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard was not material to our financial statements as the Company does not currently carry any goodwill or intangible assets with indefinite lives.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired, and broadened the presentation of discounted operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002 which did not have a material effect on the Company's financial position or results of operations.

    In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

    Persistence provides a suite of data management products that sit between existing databases - such as Oracle and DB2 - and application servers - such as WebLogic and WebSphere. Developers can configure these products to structure and position business information with optimal efficiency, improving application server performance and simplifying application distribution while reducing database costs. By effectively managing enterprise data, users achieve the benefit of "business visibility" - the ability to manage their business in real time with data and applications where they need them, when they need them. By caching data, or moving information stored in back-end computer systems closer to users, our software dramatically reduces network traffic and data latency, resulting in both better application performance and faster transaction processing. Our EDGEXTEND data management infrastructure product for Sun Microsystems' full Java 2 Platform, Enterprise Edition (J2EE, formerly known as Enterprise Java Beans or EJB) application servers offers a data architecture for IBM's WebSphere and BEA's WebLogic application servers to support highly distributed and transaction-oriented applications both within data centers and in remote locations. Our DIRECTALERT product is a proactive, personalized client caching and notification solution for zero latency applications which extends the reach of enterprise systems to small form-factor devices such as mobile phones, wireless PDAs, and digital set-top boxes. POWERTIER application servers support both C++ and J2EE standards to enable businesses to deploy sophisticated C++ or Java applications, which readily scale and accommodate rapidly increasing numbers of users. Our DYNAMAI Web content accelerator improves the speed and scalability of electronic commerce Web sites that rely heavily on dynamically generated content using technologies such as Java Server Pages and Active Server Pages. Our major customers include Cablevision, FedEx, Instinet, Intershop, Lucent, Motorola, Nokia and Salomon Smith Barney.

    Our revenues, which consist of software license revenues and service revenues, totaled $7.9 million in the six months ended June 30, 2002, $9.6 million in the six months ended June 30, 2001, $19.4 million in 2001, $25.3 million in 2000 and $14.4 million in 1999. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling application servers in 1997 and only commenced selling DYNAMAI in 2000 and EDGEXTEND and DIRECTALERT in 2002, we have a limited operating history in the application server and data management markets.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, Germany and Hong Kong. Revenues from licenses and services to customers outside the United States were $1.6 million in the six months ended June 30, 2002, $4.4 million in the six months ended June 30, 2001, $7.4 million in 2001, $7.2 million in 2000 and $4.1 million in 1999. Our future success will depend, in part, on our successful development of international markets for our products.

    Historically, we have received a substantial portion of revenue from product sales to a limited number of customers. Sales of products to our top five customers accounted for 64% of our total revenues in the six months ended June 30, 2002, 51% of our total revenues in the six months ended June 30, 2001, 45% of total revenues in 2001, 40% of total revenues in 2000, 35% of total revenues in 1999, and 55% of total revenues in 1998. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

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

    We recognize license revenues upon shipment of the software if collection of the resulting receivable is probable, an agreement has been executed, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Undelivered elements in these arrangements typically consist of services or additional software products. For sales made through distributors, revenue is recognized upon shipment. Distributors have no right of return. We recognize revenues from customer training, support and professional services as the services are performed. We generally recognize support revenues ratably over the term of the support contract. If support or professional services are included in an arrangement that includes a license agreement, amounts related to support or professional services are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price at which such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority to make such decision. Arrangements that require significant modification or customization of software are recognized under the percentage of completion method.

    Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. We had 81 employees as of December 31, 2001 and 76 as of June 30, 2002, representing a decrease of 6%. In 2001, we have restructured operations (including a reduction in staff) and have experienced turnover in staff, which has resulted in an overall reduction in the number of employees. We have incurred net losses in each quarter from 1996 until March 2002, and had a modest profit for the quarter ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of $59.0 million. We are currently targeting that sales and marketing expenses, research and development expenses, and general and administrative expenses, will be below 2001 spending levels. We are currently targeting to achieve a modest net profit on a GAAP basis for the third and fourth quarters of 2002.

    We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may not maintain profitability in the future. Our success depends significantly upon broad market acceptance of our POWERTIER and our recently introduced EDGEXTEND products. Our performance will also depend on the level of capital spending in our target market of customers and on the growth and widespread adoption of the market for business-to-business electronic commerce over the Internet.

RESULTS OF OPERATIONS

THREE MONTHS (SECOND QUARTERS) ENDED JUNE 30, 2002 AND 2001

Revenues

    Our total revenues were $5.7 million for the three months ended June 30, 2002 and $4.8 million for the three months ended June 30, 2001 representing an increase of 21%. International revenues were $826,000 for the three months ended June 30, 2002 and $2.4 million for the three months ended June 30, 2001, representing a decrease of 65%. The decrease was primarily due to a slowdown in both the European and Asian markets. For the three months ended June 30, 2002, Cablevision and Salomon Smith Barney accounted for 43% and 21% of total revenues, respectively. For the three months ended June 30, 2002, sales of products and services to our top five customers accounted for 75% of total revenues. For the three months ended June 30, 2001, sales of products and services to our top five customers accounted for 63% of total revenues.

    License Revenues. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. License revenues were $4.1 million for the three months ended June 30, 2002 and $2.5 million for the three months ended June 30, 2001, representing an increase of 62%. License revenues represented 72% of total revenues for the three months ended June 30, 2002 and 53% of total revenues for the three months ended June 30, 2001. The increase in software license revenues was primarily due to the recognition of license revenue for a major contract negotiated and signed in the first quarter of 2002.

    Service Revenues. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $1.6 million for the three months ended June 30, 2002 and $2.2 million for the three months ended June 30, 2001, representing a decrease of 27%. The decrease in service revenues was primarily due to several key consulting service contracts undertaken in 2001 that were not extended into 2002. Service revenues represented 28% of total revenues for the three months ended June 30, 2002 and 47% of total revenues for the three months ended June 30, 2001.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs. Our cost of license revenues was $75,000 for the three months ended June 30, 2002 and $1,000 for the three months ended June 30, 2001. As a percentage of license revenues, cost of license revenues were 2% for the three months ended June 30, 2002 and 0% for the three months ended June 30, 2001. This increase was largely due to increased royalty charges for technology licensed from a major vendor.

    Cost of Service Revenues. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services, technical support and training. Our cost of service revenues was $759,000 for the three months ended June 30, 2002 and $1.2 million for the three months ended June 30, 2001, representing a decrease of 36%. This decrease was primarily due to a significant reduction in our use of external consultants in 2002. As a percentage of service revenues, cost of service revenues were 47% for the three months ended June 30, 2002 and 54% for the three months ended June 30, 2001. Cost of service revenues, as a percentage of service revenues may vary between periods due to our use of third party professional services.

    Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel, and marketing and promotional expenses. Our sales and marketing expenses were $2.6 million for the three months ended June 30, 2002 and $3.8 million for the three months ended June 30, 2001, representing a decrease of 32%. This decrease was primarily due to a reduction in staffing, marketing programs, personnel related costs, lower commissions and office space. Sales and marketing expenses represented 45% of total revenues for the three months ended June 30, 2002 and 80% of total revenues for the three months ended June 30, 2001. We are presently targeting that 2002 sales and marketing expense levels will be below 2001 expense levels.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to external software consultants. Our research and development expenses were $1.0 million for the three months ended June 30, 2002 and $1.6 million for the three months ended June 30, 2001, representing a decrease of 34%. This decrease was primarily due to a reduction in both employees and external contract staff. Research and development expenses represented 18% of total revenues for the three months ended June 30, 2002 and 33% of total revenues for the three months ended June 30, 2001. We are presently targeting that 2002 research and development expense levels will be below 2001 expense levels.

    General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, general and administrative personnel as well as legal costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $919,000 for the three months ended June 30, 2002 and $1.4 million for the three months ended June 30, 2001, representing a decrease of 34%. This decrease was primarily due to a reduction in personnel related costs and the termination of patent litigation and related legal fees and settlements. General and administrative expenses represented 16% of total revenues for the three months ended June 30, 2002 and 29% of total revenues for the three months ended June 30, 2001. We are presently targeting that 2002 general and administrative expense levels will be below 2001 expense levels.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles was $142,000 for the three months ended June 30, 2002 and $2.5 million for the three months ended June 30, 2001, representing a decrease of 94%. Based on an evaluation of our purchased intangibles at June 30, 2001, we recorded an impairment charge of $2.0 million to write down the carrying value of these assets to their net realizable values, which reflected the expected economic benefits to be derived from the use of these assets.

    Interest and Other Income/(Expense). Interest and other income (expense) consists primarily of earnings on our cash, cash equivalents and short-term investment balances, offset by interest expense related to obligations under capital leases and other equipment related borrowings, and various miscellaneous state and foreign taxes and other expenses. Interest and other income (expense) was $4,000 for the three months ended June 30, 2002 and $97,000 for the three months ended June 30, 2001, representing a decrease of 96%. This decrease was primarily due to a reduction in our overall cash balances and a reduction in market interest rates. We expect that interest and other income (expense) will decrease as we continue to use the net proceeds from our initial public offering and may become a net expense for the remainder of 2002.

    Stock-Based Compensation. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of June 30, 2002 was $65,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $20,000 in the three months ended June 30, 2002 and $60,000 in the three months ended June 30, 2001.

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

    SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

    Our total revenues were $7.9 million for the six months ended June 30, 2002 and $9.6 million for the six months ended June 30, 2001 representing a decrease of 18%. International revenues were $1.6 million for the six months ended June 30, 2002 and $4.4 million for the six months ended June 30, 2001, representing a decrease of 64%. The decrease was primarily due to a slowdown in both the European and Asian markets. In the six months ended June 30, 2002, sales to Cablevision accounted for 33% of total revenues and sales to Salomon Smith Barney accounted for 19% of total revenues. For the six months ended June 30, 2001, sales to Salomon Smith Barney accounted for 18% of total revenues and sales to Intershop accounted for 9% of total revenues.

    License Revenues. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. License revenues were $4.9 million for the six months ended June 30, 2002 and $4.7 million for the six months ended June 30, 2001, representing an increase of 6%. License revenues represented 63% of total revenues for the six months ended June 30, 2002 and 49% of total revenues for the six months ended June 30, 2001.

    Service Revenues. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $3.0 million for the six months ended June 30, 2002 and $4.9 million for the six months ended June 30, 2001, representing a decrease of 40%. The decrease in service revenues was primarily due to several large consulting service contracts undertaken in 2001 that were not extended into 2002. Service revenues represented 37 % of total revenues for the six months ended June 30, 2002 and 51% of total revenues for the six months ended June 30, 2001.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs. Our cost of license revenues was $102,000 for the six months ended June 30, 2002 and $6,000 for the six months ended June 30, 2001. As a percentage of license revenues, cost of license revenues was 2% for the six months ended June 30, 2002 and 0.1% for the six months ended June 30, 2001. This increase was largely due to increased royalty charges.

    Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $1.5 million for the six months ended June 30, 2002 and $2.4 million for the six months ended June 30, 2001, representing a decrease of 35%. This decrease was primarily due to a significant reduction in our use of third party consultants in 2002. As a percentage of service revenues, cost of service revenues were 52% for the six months ended June 30, 2002 and 48% for the six months ended June 30, 2001.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $5.0 million for the six months ended June 30, 2002 and $8.2 million for the six months ended June 30, 2001, representing a decrease of 39%. This decrease was primarily due to a reduction in staffing, marketing programs, personnel related costs and lower commissions. Sales and marketing expenses represented 64% of total revenues for the six months ended June 30, 2002 and 85% of total revenues for the six months ended June 30, 2001. We are presently targeting sales and marketing expense levels to be below comparable 2001 expense levels.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $2.2 million for the six months ended June 30, 2002 and $3.3 million for the six months ended June 30, 2001, representing a decrease of 35%. This decrease was primarily due to a reduction in both employees and external contract staff. Research and development expenses represented 27% of total revenues for the six months ended June 30, 2002 and 35% of total revenues for the six months ended June 30, 2001. We are presently targeting research and development expense levels to be below comparable 2001 expense levels.

    General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel as well as legal costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $1.8 million for the six months ended June 30, 2002 and $2.8 million for the six months ended June 30, 2001, representing a decrease of 33%. This decrease was primarily due to a reduction in staffing and a termination of patent litigation and the related legal fees and settlements. General and administrative expenses represented 23% of total revenues for the six months ended June 30, 2002 and 29% of total revenues for the six months ended June 30, 2001. We are presently targeting general and administrative expense levels to be below comparable 2001 expense levels.

    Amortization and Impairment of Purchased Intangibles. Amortization of purchased intangibles was $354,000 for the six months ended June 30, 2002 and amortization and impairment of purchased intangibles was $3.2 million for the six months ended June 30, 2001.

    Interest and Other Income/(Expense). Interest and other income/(expense) consists primarily of earnings on our cash, cash equivalent and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $20,000 for the six months ended June 30, 2002 and $274,000 for the six months ended June 30, 2001, representing a decrease of 93%. This decrease was primarily due to a reduction in our overall cash balances and a reduction in market interest rates. We expect that interest and other income (expense) will decrease as we continue to use the net proceeds from our initial public offering and may become a net expense for the remainder of 2002.

    Stock-Based Compensation. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of June 30, 2002 was $65,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $54,000 in the six months ended June 30, 2002 and $162,000 in the six months ended June 30, 2001.

    Provision for Income Tax. Since inception, we have incurred net operating losses for federal and state tax purposes and have only recognized minimal tax provisions within our international subsidiaries. We have placed a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of these assets. We evaluate on a quarterly basis the recoverability of the net deferred tax assets and the level of the valuation allowance. If and when we determine that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

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

    o shifts in demand for and market acceptance among our various products, including POWERTIER and our newest products, EDGEXTEND, DIRECTALERT and DYNAMAI;

    o   the possible loss of sales people;

    o   introduction of new products or services by us or our competitors;

    o annual or quarterly budget cycles of our customers or prospective customers;

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We have also financed our business through equipment related loans in the maximum principal amounts of $800,000 and $655,000 and various capitalized leases. As of June 30, 2002, we had $7.3 million of cash and cash equivalents and $4.2 million of working capital.

    Net cash provided by operating activities was $237,000 for the six months ended June 30, 2002 and net cash used in operating activities was $10.0 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, cash provided by operating activities was attributable primarily to increases in deferred revenues and other accrued liabilities and depreciation and amortization, offset by net losses and a decrease in accounts payable. For the six months ended June 30, 2001, cash used in operating activities was attributable primarily to net operating losses and decreases in accounts payable and accrued compensation. Those uses were partially offset by depreciation and amortization, a write-down of purchased intangibles for impairment and a decrease in accounts receivable.

    Net cash used in investing activities was $123,000 for the six months ended June 30, 2002 and net cash provided by investing activities was $2.9 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, net cash used in investing activities was attributable primarily to the purchase of fixed assets and intangibles. For the six months ended June 30, 2001, cash was provided by investing activities through the conversion of short-term investments into cash and cash equivalents and by the sale of surplus property and equipment.

    Net cash used in financing activities was $213,000 for the six months ended June 30, 2002 primarily as a result of loan repayments partially offset by sales of common stock as a result of option exercises. Net cash provided by financing activities was $47,000 for the six months ended June 30, 2001.

    We have credit facilities with Comerica Bank. Under these credit facilities, the Company has a $5.0 million revolving line of credit facility available through April 30, 2003, and an equipment term loan of $655,000. As of June 30, 2002 we had no borrowings outstanding under the revolving line of credit facility. As of June 30, 2002 we had $371,000 outstanding under the equipment term loan. We are required to make principal payments of $21,843 per month, plus interest at the bank's base rate plus 0.5% per annum payable in 30 monthly installments. The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $4 million for the quarter ending June 30, 2002, $4.5 million for the quarter ending September 30, 2002 and $5 million thereafter, and a minimum quick ratio (current assets not including inventory less current liabilities excluding deferred revenue) of 2 to 1. As of June 30, 2002, we were in compliance with our debt covenants. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

    Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments.

    If we meet our targets with respect to revenues and accounts receivable collections, we are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least June 30, 2003.

    If we experience difficulties in achieving our revenue targets, our cash and cash equivalents may not be sufficient to meet our anticipated cash needs. Accordingly, our operating plans could be restricted and our business could be harmed. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and priveleges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business could be harmed.

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

WE HAVE A LIMITED OPERATING HISTORY IN THE APPLICATION SERVER AND DATA MANAGEMENT MARKETS.

    Because we only commenced selling application servers in 1997 and only commenced selling DYNAMAI in 2000 and EDGEXTEND and DIRECTALERT in 2002, we have a limited operating history in the application server and data management markets. We thus face the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing software industry. These risks include:

    o the timing and magnitude of capital expenditures by our customers and prospective customers;

    o our dependence for revenue from our POWERTIER for C++ product, which was first introduced in 1997 and has achieved only limited market acceptance;

    o our dependence for revenue from our POWERTIER for J2EE product, which was first introduced in 1998 and has achieved only limited market acceptance;

    o our need to achieve market acceptance for our new product introductions, including DYNAMAI, DIRECTALERT and EDGEXTEND;

    o our need to expand our distribution capability through various sales channels, including a direct sales organization, original equipment manufacturers, third party distributors and systems integrators;

    o our unproven ability to anticipate and respond to technological and competitive developments in the rapidly changing market for application servers;

    o If we meet our targets with respect to revenues and accounts receivable collections, we are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least June 30, 2003. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business could be harmed.

    o   our unproven ability to compete in a highly competitive market;

    o uncertainty as to the growth rate and spending levels in the software infrastructure market;

    o our dependence on the Java programming language, commonly known as J2EE, becoming a widely accepted standard in the transactional application server market; and

    o   our dependence upon key personnel.

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NOT REMAIN PROFITABLE.

    We may not achieve our targeted revenues, and we may not be able to maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $3.1 million in the six months ended June 30, 2002, $11.4 million in 2001, $16.7 million in 200 and, $11.3 million in
1999. As of June 30, 2002, we had an accumulated deficit of $59.0 million. While we are currently targeting lower sales and marketing, research and development, and general and administrative expenses for 2002, as compared to 2001, we will still need to achieve our revenue targets for future growth. Because our product market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products.

WE HAVE FINANCED OUR BUSINESS THROUGH THE SALE OF STOCK AND NOT THROUGH CASH GENERATED BY OUR OPERATIONS.

    Since inception, we have generally had negative cash flow from operations. To date, we have financed our business primarily through sales of common stock and convertible preferred stock and not through cash generated by our operations. We expect to have negative cash flow from operations for the year ended December 31, 2002.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

     Based upon our current forecasts and estimates, including revenues and accounts receivable collections, we are targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least June 30, 2003. However, we may need to raise additional funds prior to that time. We face several risks in connection with this possible need to raise additional capital:

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

    o shifts in demand for and market acceptance among our various products, including POWERTIER and our newer products, EDGEXTEND, DIRECTALERT, and DYNAMAI;

    o   the possible loss of sales people;

    o   introduction of new products or services by us or our competitors;

    o annual or quarterly budget cycles of our customers or prospective customers;

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

    We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter because our customers often delay purchases of our products to the end of the quarter to gain price concessions. Also, we tend to experience slower sales patterns in Europe in the third quarter. Because a substantial portion of our costs are relatively fixed and based on anticipated revenues, a failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

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

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In the six months ended June 30, 2002, sales of products and services to our top five customers accounted for 64% of total revenue with Cablevision and Salomon Smith Barney accounting for 33% and 19% of total revenues respectively. In the six months ended June 30, 2001, sales of products and services to our top five customers accounted for 51% of total revenues with Salomon Smith Barney and Intershop accounted for 18% and 9% of total revenues respectively. In the year ended December 31, 2001, sales of products and services to Salomon Smith Barney accounted for 15% of total revenues, sales to Cablevision accounted for 11% of total revenues and sales to our top five customers accounted for 45% of total revenues. In the year ended December 31, 2000, sales of products and services to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. In the year ended December 31, 1999, sales of products and services to Cisco accounted for 13% of our total revenues, and sales of products and services to our top five customers accounted for 35% of total revenues. In addition, the identity of our top five customers has changed from year to year. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

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

IF WE DO NOT DELIVER PRODUCTS THAT MEET RAPIDLY CHANGING TECHNOLOGY STANDARDS AND CUSTOMER DEMANDS, WE WILL LOSE MARKET SHARE TO OUR COMPETITORS.

    The market for our products and services is characterized by rapid technological change, dynamic customer demands and frequent new product introductions and enhancements. Customer requirements for products can change rapidly as a result of innovation in software applications and hardware configurations and the emergence or adoption of new industry standards, including Internet technology standards. We may need to increase our research and development investment over our current targeted spending levels to maintain our technological leadership. Our future success depends on our ability to continue to enhance our current products and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments. For example, as Sun Microsystems introduces new J2EE specifications, we may need to introduce new versions of POWERTIER for J2EE designed to support these new specifications to remain competitive. If we do not bring enhancements and new versions of our products to market in a timely manner, our market share and revenues could decrease and our reputation could suffer. If we fail to anticipate or respond adequately to changes in technology and customer needs, or if there are any significant delays in product development or introduction, our revenues and business could suffer.

    Our EDGEXTEND for WebSphere product was released in March 2002 and our EDGEXTEND for WebLogic product was released in August 2002. Any delays in releasing future enhancements to these products or new products on a generally available basis may materially effect our future revenues.

WE ARE CURRENTLY TARGETING THAT A MATERIAL PORTION OF OUR REVENUES WILL BE DERIVED FROM SALES OF OUR NEWEST PRODUCT, EDGEXTEND, HOWEVER THERE ARE TECHNICAL AND MARKET RISKS ASSOCIATED WITH NEW PRODUCTS.

    We are currently targeting that sales of our EDGEXTEND products will soon represent a material percentage of our revenues. New products, like EDGEXTEND, often contain errors or defects, particularly when first introduced. Any errors or defects could be serious or difficult to correct and could result in a delay of product adoption resulting in lost revenues or a delay in gaining market share, which could harm our revenues and reputation. In addition, market adoption is often slower for newer products, like EDGEXTEND, than for existing products. Because we are focusing our marketing and sales efforts on our newer EDGEXTEND data management product, any failure in market adoption of this product could affect our business.

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

    To date, we have sold our products primarily through our direct sales force, but our ability to achieve targeted revenue growth will depend in large part on our success in establishing and leveraging relationships with OEM partners and third parties. It may be difficult for us to establish these relationships, and, even if we establish these relationships, we will then depend on the sales efforts of these third parties. In addition, because these relationships are nonexclusive, these third parties may choose to sell application servers, data management products or other alternative solutions offered by our competitors, and not our products. If we fail to successfully build our third-party distribution channels or if our third party partners do not perform as expected, our business could be harmed.

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

    Our success depends on achieving widespread market acceptance of our POWERTIER for J2EE application server. Because Sun Microsystems controls the J2EE standard, we need to maintain a good working relationship with Sun Microsystems if we decide to develop future versions of POWERTIER for J2EE, as well as additional products using J2EE, that will gain market acceptance. In March 1998, we entered into a license agreement with Sun Microsystems, pursuant to which we granted Sun Microsystems rights to manufacture and sell, by itself and not jointly with others, products under a number of our patents, and Sun Microsystems granted us rights to manufacture and sell, by ourselves and not jointly with others, products under a number of Sun Microsystems' patents. As a result, Sun Microsystems may develop and sell some competing products that would, in the absence of this license agreement, infringe our patents. Because Sun Microsystems controls the J2EE standard, it could develop the J2EE standard in a more proprietary way to favor a product offered by its subsidiary, i-Planet, or a third party, which could make it much harder for us to compete in the J2EE application server market.

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

    o   ease and speed of implementation;

    o   quality of support and service;

    o   security;

    o   company reputation; and

    o   price.

    Our competitors for POWERTIER include BEA Systems (WebLogic), Secant Technologies, IBM (WebSphere), Oracle (OAS) and i-Planet (Sun Microsystems). Many customers may not be willing to purchase our POWERTIER platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors in the application server markets have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. In addition, some competitors offer products that are less complex than our POWERTIER products and require less customization to implement with potential customers' existing systems. Thus, potential customers engaged in simpler business-to-business e-commerce transactions may prefer these "plug-and-play" products to our more complex offerings. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus indirect competitors. Further, many companies have already supported, or have announced their intention to support J2EE, and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, in the POWERTIER for C++ market, potential customers may build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments. The majority of our revenue in Q2 2002 came from sales of our POWERTIER products. We are targeting that future revenues will contain less revenue from our POWERTIER products and more from our EDGEXTEND and DIRECTALERT products.

    In the DIRECTALERT market, alternative approaches are provided by a variety of sources, including the potential for internal development. Company vendors such as SpiritSoft, TIBCO, and IBM provide message-oriented middleware software which may evolve into competitive products. Vendors such as webMethods and Business Objects provide alternative architectures for business intelligence information. DIRECTALERT is based on licensed technology. If we are unable to take advantage of this technology, we may be unable to improve the product quickly enough to react to changing market conditions.

    In the EDGEXTEND market, similar technology is available from a variety of sources. Companies such as Versant, webGain and Excelon are middleware vendors that offer alternative data management solutions that directly target EDGEXTEND's market. In addition, many prospective customers may build their own custom solutions.

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

OUR BUSINESS COULD SUFFER IF WE CANNOT ATTRACT AND RETAIN THE SERVICES OF KEY EMPLOYEES.

    Our future success depends on the ability of our management to operate effectively, both individually and as a group. We are substantially dependent upon the continued service of our existing executive personnel, especially Christopher T. Keene, our Chief Executive Officer. We do not have a key person life insurance policy covering Mr. Keene or any other officer or key employee. Our success will depend in large part upon our ability to attract and retain highly-skilled employees, particularly sales personnel and software engineers. There is significant competition for skilled employees, especially for people who have experience in both the software and Internet industries. We have experienced significant turnover among sales personnel in recent years, which makes retention more challenging, in particular as a result of our restructurings in 2001. If we are not successful in attracting and retaining these skilled employees, our sales and product development efforts would suffer. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of that employee and any resulting loss of existing or potential customers to a competitor could harm our business. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Approximately 21% of our revenues came from sales of products and services outside of the United States for the six months ended June 30, 2002, and approximately 46% of our revenues came from sales of products and services outside of the United States for the six months ended June 30, 2001. Approximately 38% of our revenues came from sales of products and services outside of the United States during the year ended December 31, 2001, and approximately 28% of our revenues came from sales of products and services outside of the United States during the year ended December 31, 2000. We expect international revenues to continue to represent a significant portion of our total revenues although we have recently experienced a slowdown in both the European and Asian markets. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

    o   difficulties of staffing, funding and managing foreign operations;

    o future dependence on the sales efforts of our third party distributors to expand business;

    o   longer payment cycles typically associated with international sales;

    o   tariffs and other trade barriers;

    o failure to comply with a wide variety of complex foreign laws and changing regulations;

    o   exposure to political instability, terrorism and economic downturns;

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities. As of June 30, 2002, we had approximately 20,153,087 shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradeable. In addition, shares held by affiliates are tradeable, subject to the volume and other restrictions of Rule 144.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, AND WE HAVE RECEIVED A NOTICE FROM NASDAQ REGARDING THE POSSIBLE DELISTING OF OUR STOCK FROM THE NASDAQ NATIONAL MARKET SYSTEM.

    Our common stock price has been and may continue to be highly volatile, and we expect that the market price of our common stock will continue to be subject to significant fluctuations, as a result of variations in our quarterly operating results and the overall volatility of the Nasdaq Stock Market. These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock. Thus, investors may have difficulty selling shares of our common stock at a desirable price, or at all. Furthermore, we have received a notice of potential delisting from the Nasdaq Stock Market as our stock has traded below $1.00 per share minimum requirement for a 30 day period. We have until September 3, 2002 to regain compliancy. Compliance will be achieved if our stock trades above $1.00 per share for ten consecutive days. If we cannot achieve compliance we expect to receive a formal delisting notice from Nasdaq Stock Market. We currently intend to seek a Nasdaq hearing for appeal if and when we receive such notice of delisting. The maintenance of our Nasdaq National Market System listing is very important to us. We intend to take appropriate actions, as necessary, including seeking shareholder approval for a reverse stock split in order to maintain our Nasdaq National Market System listing. If our efforts in this regard are unsuccessful, we currently intend to seek a listing on the Nasdaq SmallCap Market, which is generally considered to be not as broad and efficient a market as the Nasdaq National Market. This lack of liquidity and visibility could further decrease the price of our common stock. In addition, delisting from the Nasdaq National Market could negatively impact our reputation and consequently our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because our cash equivalents are invested in short-term investment accounts. If market interest rates had changed by approximately ten percent in the six months ending June 30, 2002, our financial results would have changed by approximately $4,000.

    Foreign Currency Fluctuations. We operate in several international locations using local currencies for the payment of employees and suppliers, however, we did not have any significant net balances that are due or payable in foreign currencies at June 30, 2002. A hypothetical ten percent change in foreign currency rates would have changed the results of operations by approximately $6,000 for the six months ended June 30, 2002. We do not hedge any of our foreign currency exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) Use of Proceeds

    Our registration statement on Form S-1, SEC File No. 333-76867, for our initial public offering of common stock became effective on June 24, 1999. We registered and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a per share price of $11.00. Our underwriters were BancBoston Robertson Stephens, U.S. Bancorp Piper Jaffray, and Soundview Technology Group. Offering proceeds, net of aggregate underwriting commissions and discounts of $2.7 million and other offering transaction expenses of $1.1 million, were $34.1 million. None of the underwriting commissions and discounts or other offering transaction expenses were direct or indirect payments to our directors, officers, or holders of 10% or more of our stock. From June 24, 1999 through June 30, 2002, we have used the net offering proceeds as follows:

Working capital expenditures.......................    $ 20.4 million
Acquiring property and equipment...................       2.4 million
                                                          2.9 million
Acquiring technologies.............................    --------------
                                                         25.7 million

Repayment of equipment related loans...............       1.1 million

Cash and cash equivalents..........................       7.3 million
                                                       --------------
                                                       $ 34.1 million
                                                       ==============

    Each of the above amounts represents our best estimate of our use of the net proceeds. None of the net offering proceeds were paid directly or indirectly to our directors, officers, or holders of 10% or more of our stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On June 6, 2002, we held our annual meeting of stockholders for the year ended December 31, 2001. The following summarizes the matters submitted to a vote of the stockholders:

1. The election of one (1) Class III director to serve until the Annual Meeting of the stockholders for the year ending December 31, 2004:

                                                                        BROKER
                                                                         NON-
    NOMINEE              IN FAVOR        OPPOSED        ABSTAIN         VOTES
    -------              --------        -------        -------        --------
    Christopher Keene    17,355,798          0           61,175          0

2. To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002.

                                                           BROKER
                                                            NON-
    IN FAVOR        OPPOSED             ABSTAIN            VOTES
    --------        -------             -------            -----
    17,331,306       79,842               5,825                0

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)    EXHIBITS:

    3.2    By-laws of Persistence Software as amended as of April 18, 2002.

    99.1 CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)    REPORTS ON FORM 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PERSISTENCE SOFTWARE, INC.

                                                  By:  /s/  Christine Russell
                                                       -------------------------
                                                       CHRISTINE RUSSELL
                                                       CHIEF FINANCIAL OFFICER
                                                       (PRINCIPAL FINANCIAL AND
                                                       ACCOUNTING OFFICER)

Date: August 14, 2002

                                  EXHIBIT INDEX

      EXHIBIT
        NO.                               DESCRIPTION
        ---                               -----------

       3.2    By-laws of Persistence Software as amended as of April 18, 2002.

       99.1 CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.