Form 10-Q
period 2002-09-30
PERSISTENCE SOFTWARE INC
filed 2002-11-14
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2002

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

                                 Yes [X] No [ ]

    As of October 31, 2002, there were 20,231,266 shares of the registrant's Common Stock outstanding.

                                                INDEX

PART I.               FINANCIAL INFORMATION

            ITEM 1.   FINANCIAL STATEMENTS.

                               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,
                               2002 AND DECEMBER 31, 2001.                                         3

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.            4

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                               NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.                      5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                                6

            ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS.                                              7

            ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.                 24

            ITEM 4.   CONTROLS AND PROCEDURES.                                                    24

PART II.              OTHER INFORMATION

            ITEM 1.   LEGAL PROCEEDINGS.                                                          25

            ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                                  25

            ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                            25

            ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                        25

            ITEM 5.   OTHER INFORMATION.                                                          25

            ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                           26

SIGNATURES                                                                                        27

                                                  2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             PERSISTENCE SOFTWARE, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)
                                     (UNAUDITED)

                                                                      AS OF
                                                             -----------------------
                                                              SEP. 30,      DEC. 31,
                                                                2002          2001
                                                             ---------     ---------
Assets:
    Current assets:
         Cash and cash equivalents                           $  6,809      $  7,411
         Accounts receivable, net                               2,516         4,106
         Prepaid expenses and other current assets                530           656
                                                             ---------     ---------
              Total current assets                              9,855        12,173
         Property and equipment, net                              484           796
         Purchased intangibles, net                               412           722
         Other assets                                              66            64
                                                             ---------     ---------
              Total assets                                   $ 10,817      $ 13,755
                                                             =========     =========
Liabilities and Stockholders' Equity:
    Current liabilities:
         Accounts payable                                    $    567      $  1,070
         Accrued compensation and related benefits                911           892
         Other accrued liabilities                                820           457
         Deferred revenues, current portion                     2,534         2,124
         Current portion of long-term obligations                 799           847
                                                             ---------     ---------
              Total current liabilities                         5,631         5,390
    Long-term liabilities:
         Long-term obligations                                    151           421
         Long-term portion of deferred revenues                   396            --
                                                             ---------     ---------
              Total long-term liabilities                         547           421
                                                             ---------     ---------
              Total liabilities                                 6,178         5,811
                                                             ---------     ---------
    Stockholders' equity:
         Preferred stock                                           --            --
         Common stock                                          64,145        64,036
         Deferred stock compensation                              (42)         (119)
         Notes receivable from stockholders                        --           (54)
         Accumulated deficit                                  (59,473)      (55,930)
         Accumulated other comprehensive loss                       9            11
                                                             ---------     ---------
              Total stockholders' equity                        4,639         7,944
                                                             ---------     ---------
              Total liabilities and stockholders' equity     $ 10,817      $ 13,755
                                                             =========     =========

              See notes to condensed consolidated financial statements.

                                         3

                                                    PERSISTENCE SOFTWARE, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)

                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   ----------------------------       ----------------------------
                                                                    SEP. 30,          SEP. 30,          SEP. 30,          SEP. 30,
                                                                      2002              2001              2002              2001
                                                                   ----------        ----------       -----------       ----------
Revenues:
    Licenses                                                       $   2,825         $   3,114        $   7,762        $   7,783
    Service                                                            1,319             2,056            4,273            7,004
                                                                   ----------        ----------       ----------       ----------
       Total revenues                                                  4,144             5,170           12,035           14,787
                                                                   ----------        ----------       ----------       ----------
Cost of revenues:
    Licenses                                                              75                 1              177                7
    Service                                                              691               975            2,218            3,337
                                                                   ----------        ----------       ----------       ----------
       Total cost of revenues                                            766               976            2,395            3,344
                                                                   ----------        ----------       ----------       ----------
Gross profit                                                           3,378             4,194            9,640           11,443
                                                                   ----------        ----------       ----------       ----------
Operating expenses:
    Sales and marketing                                                1,848             3,739            6,868           11,906
    Research and development, excluding amortization of
       purchased intangibles                                           1,040             1,229            3,196            4,560
    General and administrative                                           798             1,464            2,644            4,232
    Amortization and impairment of purchased intangibles                 126               245              480            3,422
    Restructuring costs                                                   --               200               --            1,673
                                                                   ----------        ----------       ----------       ----------
           Total operating expenses                                    3,812             6,877           13,188           25,793
Loss from operations                                                    (434)           (2,683)          (3,548)         (14,350)
Interest income                                                           20                55               75              374
Interest and other expense                                               (35)              (41)             (70)             (86)
                                                                   ----------        ----------       ----------       ----------
Net loss                                                           $    (449)        $  (2,669)       $  (3,543)       $ (14,062)
                                                                   ==========        ==========       ==========       ==========
Basic and diluted net loss per share                               $   (0.02)        $   (0.13)       $   (0.18)       $   (0.71)
                                                                   ==========        ==========       ==========       ==========
Shares used in calculating basic and diluted net loss per
  Share                                                               20,201            19,971           20,148           19,893
                                                                   ==========        ==========       ==========       ==========

                                    See notes to condensed consolidated financial statements.

                                                                4

                                            PERSISTENCE SOFTWARE, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                  -------------------------------
                                                                                  SEP. 30, 2002     SEP. 30, 2001
                                                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $   (3,543)        $ (14,062)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        935             1,895
     Impairment of purchased intangibles                                                   --             1,988
     Amortization of deferred stock compensation                                           77               208
     Loss on sale of fixed assets                                                          --               154
     Change in allowance for doubtful accounts                                            500              (921)
     Changes in operating assets and liabilities:
        Accounts receivable                                                             1,090             2,948
        Prepaid expenses and other currents assets                                        125              (144)
        Accounts payable                                                                 (503)             (654)
        Accrued compensation and related benefits                                          20            (1,684)
        Other accrued liabilities                                                         362              (298)
        Deferred revenues                                                                 806              (270)
                                                                                   -----------        ----------
          Net cash used in operating activities                                          (131)          (10,840)
                                                                                   -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments                                                           --             5,387
  Purchase of property and equipment                                                     (122)              (83)
  Proceeds from sale of property and equipment                                             --                81
  Acquisition of purchased intangibles                                                   (158)               --
  Increase in other assets                                                                 --                36
                                                                                   -----------        ----------
          Net cash provided by/(used in) investing activities                            (280)            5,419
                                                                                   -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock, net of repurchases                                                109               249
  Collection of notes receivable from stockholders                                         54                40
  Repayment of capital lease obligations                                                  (23)              (35)
  Repayment of obligations incurred to acquire purchased intangibles                     (215)             (415)
  Borrowing under loan agreement                                                          149               122
  Repayment under loan agreement                                                         (263)             (286)
                                                                                   -----------        ----------
          Net cash used in financing activities                                          (189)             (325)
                                                                                   -----------        ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                                              (2)              (19)
                                                                                   -----------        ----------
CASH AND CASH EQUIVALENTS:
  Net decrease                                                                           (602)           (5,766)
  Beginning of period                                                                   7,411            14,103
                                                                                   -----------        ----------
  End of period                                                                    $    6,809         $   8,337
                                                                                   ===========        ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired by capital leases                                $       34         $      --
                                                                                   ===========        ==========
  Purchased intangibles acquired under long-term obligations                       $       --         $    (150)
                                                                                   ===========        ==========
  Release of compensatory stock arrangements                                       $       --         $     278
                                                                                   ===========        ==========
  Compensatory stock arrangements                                                  $       --         $     (53)
                                                                                   ===========        ==========

                            See notes to condensed consolidated financial statements.

                                                       5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BUSINESS

    Persistence Software solves data access problems for distributed and real-time systems. Persistence solutions help deliver better business visibility for applications that require current information about customers, products and suppliers. Persistence is a provider of data services software for distributed data access and management, providing our customers, including Global 2000 corporations, with the data management infrastructure that cost-effectively delivers vital information to professionals throughout the enterprise so actions can be taken to streamline business processes.

    Persistence provides a suite of data management products that sit between existing databases - such as Oracle and DB/2 - and application servers - such as WebLogic and WebSphere. Developers can configure these products to structure and position business information more efficiently, improving application server performance and simplifying application distribution while reducing database costs.

2.  BASIS OF PRESENTATION

    The condensed consolidated financial statements included in this filing on Form 10-Q as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet was extracted from audited financial statements as of and for the year ended that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2001 filed with the Securities and Exchange Commission.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of September 30, 2002, its condensed consolidated results of operations for the three and nine month periods ended September 30, 2002 and 2001, and its cash flows for the nine month periods ended September 30, 2002 and 2001, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

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

    The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEP. 30,                           SEP. 30,
                                                                 ----------------------------       -----------------------------
                                                                    2002              2001              2002              2001
                                                                 ----------        ----------       -----------        ----------
Net loss (numerator), basic and diluted                          $    (449)        $  (2,669)       $   (3,543)        $ (14,062)
                                                                 ==========        ==========       ===========        ==========
Shares (denominator):
  Weighted average common shares outstanding                        20,201            19,985            20,148            19,923
  Weighted average common shares outstanding subject
     to repurchase
                                                                        --               (14)               --               (30)
                                                                 ----------        ----------       -----------        ----------
  Shares used in computation, basic and diluted                     20,201            19,971            20,148            19,893
                                                                 ==========        ==========       ===========        ==========
Net loss per share, basic and diluted                            $  (0.02)         $  (0.13)        $    (0.18)        $  (0.71)
                                                                 ==========        ==========       ===========        ==========

    As of September 30, 2002 and 2001, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                             SEP. 30,   SEP. 30,
                                                               2002       2001
                                                             --------   --------
         Shares of common stock subject to repurchase             --          5
         Outstanding options                                   3,936      1,436
         Outstanding warrants                                     80         80
                                                             --------   --------
              Total                                            4,016      1,521
                                                             --------   --------

4.  COMPREHENSIVE INCOME

    The components of comprehensive loss, consisting of the Company's reported net loss and unrealized gains or losses in the translation of foreign currencies, are as follows:

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEP. 30,                            SEP. 30,
                                            ----------------------------       -----------------------------
                                               2002              2001              2002              2001
                                            ----------       -----------       -----------        ----------
Net loss                                    $    (449)       $   (2,669)       $   (3,543)        $ (14,062)
Other comprehensive income (loss)                  (8)               73                (2)              (19)
                                            ----------       -----------       -----------        ----------
Total comprehensive loss                    $    (457)       $   (2,596)       $   (3,545)        $ (14,081)
                                            ==========       ===========       ===========        ==========

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired, and broadens the presentation of discounted operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002. The impact of adopting SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (Issue 94-3). The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the Company's timing of recognizing future restructuring costs as well as the amounts recognized.

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

OVERVIEW

    Persistence Software solves data access problems for distributed and real-time systems. Persistence's solutions help deliver better business visibility for applications that require current information about customers, products and suppliers.

    Persistence provides a suite of data management products that sit between existing databases - such as Oracle and DB2 - and application servers - such as WebLogic and WebSphere. Developers can configure these products to structure and position business information more efficiently, improving application server performance and simplifying application distribution while reducing database costs. By effectively managing enterprise data, users achieve the benefit of "business visibility" - the ability to manage their business in real time with data and applications where they need them, when they need them. By caching data, or moving information stored in back-end computer systems closer to users, our software dramatically reduces network traffic and data latency, resulting in both better application performance and faster transaction processing. Our EDGEXTEND data management infrastructure product for Sun Microsystems' full Java 2 Platform, Enterprise Edition (J2EE, formerly known as Enterprise Java Beans or
EJB) application servers offers a data architecture for IBM's WebSphere and BEA's WebLogic application servers to support highly distributed and transaction-oriented applications both within data centers and in remote locations. Our DIRECTALERT product is a proactive, personalized client caching and notification solution for zero latency applications which extends the reach of enterprise systems to small form-factor devices such as mobile phones, wireless PDAs, and digital set-top boxes. Our POWERTIER application servers support both C++ and J2EE standards to enable businesses to deploy sophisticated C++ or Java applications, which readily scale and accommodate rapidly increasing numbers of users. Our DYNAMAI Web content accelerator improves the speed and scalability of electronic commerce Web sites that rely heavily on dynamically generated content using technologies such as Java Server Pages and Active Server Pages. Major customers include Applied Biosystems, Cablevision, Eurocontrol, Fiducia AG, Intershop, i2, Lucent, Motorola, Nokia, Reuters Financial Software and Salomon Smith Barney.

    Our revenues, which consist of software license revenues and service revenues, totaled $12.0 million in the nine months ended September 30, 2002, and $14.8 million in the nine months ended September 30, 2001. Revenues for 2001 totaled $19.4 million, 2000 totaled $25.3 million, and 1999 totaled $14.4 million. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling applications servers in 1997 and only commenced selling DYNAMAI in 2000 and EDGEXTEND and DIRECT ALERT in 2002, we have a limited operating history in the application server and data management markets. We currently expect that sales of our older POWERTIER products will continue to contribute significantly to our revenues, but that sales of our newer EDGEXTEND and DIRECTALERT products will contribute a growing percentage of our revenues over the next several quarters.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom, Germany and Hong Kong. Revenues from licenses and services to customers outside the United States were $3.7 million in the nine months ended September 30, 2002, and $5.6 million in the nine months ended September 30, 2001. Revenues from outside the United States totaled $7.4 million in 2001, $7.2 million in 2000, and $4.1 million in 1999. Our future success will depend, in part, on our successful development of international markets for our products.

    Historically, we have received a substantial portion of our revenues from sales to a limited number of customers. Sales of products to our top five customers accounted for 62% of revenues in the nine months ended September 30, 2002, 49% of our total revenues in the nine months ended September 30, 2001, 40% of total revenues in 2000, and 35% of total revenues in 1999. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues.

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

    Since inception, we have incurred substantial research and development costs and have invested heavily in our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. We had 81 employees as of December 31, 2001 and 71 as of September 30, 2002, representing a decrease of 12%. In 2001, we restructured operations (including a reduction in staff) and experienced turnover in staff, which resulted in an overall reduction in the number of employees. We have incurred net losses in each quarter from 1996 until March 2002, we had a modest profit for the quarter ended June 30, 2002 and we incurred a net loss for the quarter ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of $59.5 million. We are currently targeting that sales and marketing expenses, research and development expenses, and general and administrative expenses for 2002 will be below 2001 spending levels.

    We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may not achieve profitability in the future. Our success depends significantly upon broad market acceptance of our recently introduced EDGEXTEND and DIRECTALERT products. Our performance will also depend on the level of capital spending in our target market of customers and on the growth and widespread adoption of the market for data services and data integration.

RESULTS OF OPERATIONS

THREE MONTHS  (THIRD QUARTERS) ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

    Our total revenues were $4.1 million for the three months ended September 30, 2002 and $5.2 million for the three months ended September 30, 2001 representing a decrease of 20%. International revenues were $2.1 million for the three months ended September 30, 2002 and $1.2 million for the three months ended September 30, 2001, representing an increase of 75%. For the three months ended September 30, 2002, Fiducia AG and Cablevision accounted for 28% and 22% of total revenues, respectively. For the three months ended September 30, 2002, sales of products and services to our top five customers accounted for 73% of total revenues. For the three months ended September 30, 2001, sales of products and services to our top five customers accounted for 66% of total revenues.

    License Revenues. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. License revenues were $2.8 million for the three months ended September 30, 2002 and $3.1 million for the three months ended September 30, 2001, representing a decrease of 9%. The decrease in software license revenues was due to decreased spending on IT infrastructure products by our target customers. License revenues represented 68% of total revenues for the three months ended September 30, 2002 and 60% of total revenues for the three months ended September 30, 2001. Due to the economic uncertainty in information technology purchasing demand, we do not expect license reveneues to increase in the fourth quarter of 2002.

    Service Revenues. Service revenues consist of professional services consulting, technical support and training. Our service revenues were $1.3 million for the three months ended September 30, 2002 and $2.1 million for the three months ended September 30, 2001, representing a decrease of 36%. The decrease in service revenues was primarily due to a decline in consulting service contracts in 2002. Service revenues represented 32% of total revenues for the three months ended September 30, 2002 and 40% of total revenues for the three months ended September 30, 2001.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of royalty charges, packaging, documentation and associated shipping costs. Our cost of license revenues was $75,000 for the three months ended September 30, 2002 and $1,000 for the three months ended September 30, 2001. As a percentage of license revenues, cost of license revenues were 3% for the three months ended September 30, 2002 and 1% for the three months ended September 30, 2001. This increase was largely due to increased royalty charges for technology licensed from a major vendor. Cost of license revenues may vary between periods depending on the sales of any licensed third party products.

    Cost of Service Revenues. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services, technical support and training. Our cost of service revenues was $691,000 for the three months ended September 30, 2002 and $975,000 for the three months ended September 30, 2001, representing a decrease of 29%. This decrease was primarily due to a reduction in our use of external consultants in 2002 as a result of the decline in our consulting service contracts. As a percentage of service revenues, cost of service revenues were 52% for the three months ended September 30, 2002 and 47% for the three months ended September 30, 2001. Cost of service revenues, as a percentage of service revenues, may vary between periods due to our use of third party professional services.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $1.8 million for the three months ended September 30, 2002 and $3.7 million for the three months ended September 30, 2001, representing a decrease of 51%. This decrease was primarily due to a reduction in staffing and personnel related costs, reduced office space, marketing programs and lower commissions. Sales and marketing expenses represented 45% of total revenues for the three months ended September 30, 2002 and 72% of total revenues for the three months ended September 30, 2001. We are presently targeting that 2002 sales and marketing expense levels will be below 2001 expense levels.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $1.0 million for the three months ended September 30, 2002 and $1.2 million for the three months ended September 30, 2001, representing a decrease of 15%. This decrease was primarily due to a reduction in both employees and external contract staff. Research and development expense represented 25% of total revenues for the three months ended September 30, 2002 and 24% of total revenues for the three months ended September 30, 2001. We are presently targeting that 2002 research and development expense levels will be below 2001 expense levels.

    General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel, legal costs, bad debt write-offs and the various costs associated with our status as a public company. Our general and administrative expenses were $798,000 for the three months ended September 30, 2002 and $1.5 million for the three months ended September 30, 2001, representing a decrease of 45%. This decrease was principally related to the termination of patent litigation and related legal fees and settlements. General and administrative expenses represented 19% of total revenues for the three months ended September 30, 2002 and 28% of total revenues for the three months ended September 30, 2001. We are presently targeting that 2002 general and administrative expense levels will be below 2001 expense levels.

    Amortization of Purchased Intangibles. Amortization of purchased intangibles was $126,000 for the three months ended September 30, 2002 and $245,000 for the three months ended September 30, 2001, representing a decrease of 49%.

    Interest and Other Income/(Expense). Interest and other income (expense) consists primarily of earnings on our cash, cash equivalents and short-term investment balances, offset by interest expense related to obligations under capital leases and other equipment related borrowings, and various miscellaneous state and foreign taxes and other expenses. Interest and other income (expense) was $(15,000) for the three months ended September 30, 2002 and $14,000 for the three months ended September 30, 2001, representing a decrease of 207%. This decrease was primarily due to a reduction in our cash balances and a reduction in market interest rates. We expect that interest and other income (expense) will decrease as we continue to use the net proceeds from our initial public offering and may continue to be a net expense for the remainder of 2002.

    Stock-Based Compensation. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of September 30, 2002 was $42,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $23,000 in the three months ended September 30, 2002 and $46,000 in the three months ended September 30, 2001.

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

    NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

    Our total revenues were $12.0 million for the nine months ended September 30, 2002 and $14.8 million for the nine months ended September 30, 2001 representing a decrease of 19%. International revenues were $3.7 million for the nine months ended September 30, 2002 and $5.6 million for the nine months ended September 30, 2001, representing a decrease of 34%. In the nine months ended September 30, 2002, sales to Cablevision accounted for 29% of total revenues and sales to Salomon Smith Barney accounted for 15% of total revenues. For the nine months ended September 30, 2001, sales to Salomon Smith Barney accounted for 16% of total revenues and sales to Cablevision accounted for 11% of total revenues.

    License Revenues. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. License revenues were $7.8 million for the nine months ended September 30, 2002 and $7.8 million for the nine months ended September 30, 2001. License revenues represented 64% of total revenues for the nine months ended September 30, 2002 and 53% of total revenues for the nine months ended September 30, 2001.

    Service Revenues. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $4.3 million for the nine months ended September 30, 2002 and $7.0 million for the nine months ended September 30, 2001, representing a decrease of 39%. The decrease in service revenues was primarily due to a decline in consulting service contracts in 2002. Service revenues represented 36% of total revenues for the nine months ended September 30, 2002 and 47% of total revenues for the nine months ended September 30, 2001.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of royalty charges, packaging, documentation and associated shipping costs. Our cost of license revenues was $177,000 for the nine months ended September 30, 2002 and $7,000 for the nine months ended September 30, 2001. As a percentage of license revenues, cost of license revenues was 2% for the nine months ended September 30, 2002 and less than 1% for the nine months ended September 30, 2001. This increase was largely due to increased royalty charges by a major vendor.

    Cost of Service Revenues. Cost of service revenues consists of personnel and other costs related to professional services, technical support and training. Our cost of service revenues was $2.2 million for the nine months ended September 30, 2002 and $3.3 million for the nine months ended September 30, 2001, representing a decrease of 34%. This decrease was primarily due to a reduction in our use of third party consultants in 2002 as a result of the decline in our consulting service contracts. As a percentage of service revenues, cost of service revenues was 52% for the nine months ended September 30, 2002 and 48% for the nine months ended September 30, 2001.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $6.9 million for the nine months ended September 30, 2002 and $11.9 million for the nine months ended September 30, 2001, representing a decrease of 42%. This decrease was primarily due to a reduction in staffing and personnel related costs, reduced office space, marketing programs and lower commissions. Sales and marketing expenses represented 57% of total revenues for the nine months ended September 30, 2002 and 80% of total revenues for the nine months ended September 30, 2001. We are presently targeting sales and marketing expense levels to be below comparable 2001 expense levels.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside software developers. Our research and development expenses were $3.2 million for the nine months ended September 30, 2002 and $4.6 million for the nine months ended September 30, 2001, representing a decrease of 30%. This decrease was primarily due to a reduction in both employees and external contract staff. Research and development expenses represented 27% of total revenues for the nine months ended September 30, 2002 and 31% of total revenues for the nine months ended September 30, 2001. We are presently targeting research and development expense levels to be below comparable 2001 expense levels.

    General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and general management personnel, legal costs, bad debt write-offs and the various costs associated with our status as a public company. Our general and administrative expenses were $2.6 million for the nine months ended September 30, 2002 and $4.2 million for the nine months ended September 30, 2001, representing a decrease of 38%. This decrease was principally related to the termination of patent litigation and related legal fees and settlements, reduction in staff and cost management. General and administrative expenses represented 22% of total revenues for the nine months ended September 30, 2002 and 29% of total revenues for the nine months ended September 30, 2001. We are presently targeting general and administrative expense levels to be below comparable 2001 expense levels.

    Amortization and Impairment of Purchased Intangibles. Amortization and impairment of purchased intangibles was $480,000 for the nine months ended September 30, 2002 and $3.4 million for the nine months ended September 30, 2001. Based on an evaluation of our purchased intangibles at June 30, 2001, we recorded an impairment charge of $2.0 million in June 2001 to write down the carrying value of these assets to their net realizable values, which reflect the expected economic benefits to be derived from the use of these assets.

    Interest and Other Income/(Expense). Interest and other income/(expense) consists primarily of earnings on our cash, cash equivalent and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings. Net interest income was $5,000 for the nine months ended September 30, 2002 and $288,000 for the nine months ended September 30, 2001, representing a decrease of 98%. This decrease was primarily due to a reduction in our cash balances and a reduction in market interest rates. We expect that net interest income will decrease in future periods as we continue to use the net proceeds from our initial public offerings and may continue to be a net expense for the remainder of 2002.

    Stock-Based Compensation. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of September 30, 2002 was $42,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $77,000 in the nine months ended September 30, 2002 and $208,000 in the nine months ended September 30, 2001.

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

    o   the possible loss of sales people;

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our business primarily through our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds, and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We have also financed our business through an equipment related loan in the maximum principal amount of $800,000 which has been repaid in full, a second equipment related loan in the amount of $655,000, and borrowings of $149,000 under a third equipment related loan for an amount up to $250,000, and capitalized leases. As of September 30, 2002, we had $6.8 million of cash, cash equivalents and short-term investments and $2.2 million of working capital.

    Net cash used in operating activities was $131,000 for the nine months ended September 30, 2002 and $10.8 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, cash used in operating activities was attributable primarily to net operating losses and a decrease in accounts payable. Those uses were partially offset by depreciation and amortization, a decrease in accounts receivable and an increase in deferred revenues. For the nine months ended September 30, 2001, cash used in operating activities was attributable primarily to net operating losses. Those uses were partially offset by depreciation and amortization, the impairment of purchased intangibles and a decrease in accounts receivable.

    Net cash used in investing activities was $292,000 in the nine months ended September 30, 2002 and net cash provided by investing activities was $5.4 million in the nine months ended September 30, 2001. For the nine months ended September 30, 2002, cash used in investing activities was for the purchase of property and equipment and the acquisition of purchased intangibles. For the nine months ended September 30, 2001, cash from investing activities was generated by converting short-term investments into cash and cash equivalents.

    Net cash used in financing activities was $177,000 in the nine months ended September 30, 2002 and $325,000 in the nine months ended September 30, 2001. For each of the nine months ended September 30, 2002 ad 2001, cash used in financing activities was primarily attributable to loan repayments offset by the sale of common stock as a result of option exercises and borrowings under loan agreements.

    We have credit facilities with Comerica Bank. Under these credit facilities, the Company has a $5.0 million revolving line of credit facility available through April 30, 2003, an equipment term loan of $655,000 and an equipment loan for an amount up to $250,000 under which drawdowns are available through January 3, 2003. As of September 30, 2002 we had no borrowings outstanding under the revolving line of credit facility. As of September 30, 2002 we had $305,000 outstanding under the equipment term loan of $655,000. We are required to make principal payments of $21,843 per month, plus interest at the bank's base rate plus 0.5% per annum payable in 30 monthly installments. As of September 30, 2002 we had $149,000 outstanding under the equipment loan for an amount up to $250,000. Under this facility, borrowings outstanding on January 3, 2003 will automatically convert to an 18-month term loan having equal monthly payments of principal and interest. Borrowings under the facility will bear interest at the bank's prime rate plus 1.0%. The bank's credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $4.5 million for the quarter ending September 30, 2002 and $5 million thereafter, and a minimum quick ratio (current assets not including inventory less current liabilities excluding deferred revenue) of 2 to 1. As of September 30, 2002, the Company's tangible net worth fell below the minimum tangible net worth ratio then in effect and the bank waived this event. Borrowings under the facilities are collateralized by substantially all of the Company's assets.

    Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments.

    If we meet our targets with respect to revenues and accounts receivable collections, we are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least September 30, 2003.

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

    o our unproven ability to anticipate and respond to technological and competitive developments in the rapidly changing market for dynamic data management;

    o   our unproven ability to compete in a highly competitive market;

    o   the decline spending levels in the software infrastructure market;

    o our dependence on the Java programming language, commonly known as J2EE, becoming a widely accepted standard in the transactional application server market; and

    o   our dependence upon key personnel.

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NOT BECOME OR REMAIN PROFITABLE.

    We may not achieve our targeted revenues, and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $3.5 million in the nine months ended September 30, 2002, $15.1 million in 2001, $16.7 million in 2000 and $11.3 million in 1999. As of September 30, 2002, we had an accumulated deficit of $59.5 million. While we are currently targeting decreases in sales and marketing, research and development, and general and administrative expenses for 2002, as compared to 2001, we will still need to achieve our revenue targets for future growth. Because our product markets are new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the markets for our products.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

    Based upon our current forecasts and estimates, including revenues and accounts receivable collections, we are targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least September 30, 2003. However, we may need to raise additional funds prior to that time. We face several risks in connection with this possible need to raise additional capital:

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

        o   delisting from the Nasdaq SmallCap Market;

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

    o   the possible loss of sales people;

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

OUR SALES CYCLE IS LONG, UNPREDICTABLE AND SUBJECT TO SEASONAL FLUCTUATIONS, SO IT IS DIFFICULT TO FORECAST OUR REVENUES.

    Any delay in sales of our products or services could cause our quarterly revenues and operating results to fluctuate. The typical sales cycle of our products is long and unpredictable and requires both a significant capital investment decision by our customers and our education of prospective customers regarding the use and benefits of our products. Our sales cycle is generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a limited pilot program to establish a technical fit. Our products typically are purchased as part of a significant enhancement to a customer's information technology system. The implementation of our products involves a significant commitment of resources by prospective customers. Accordingly, a purchase decision for a potential customer typically requires the approval of several senior decision makers. Our sales cycle is affected by the business conditions of each prospective customer, as well as the overall economic climate for technology-related capital expenditures. Due to the relative importance of many of our product sales, a lost or delayed sale could adversely affect our quarterly operating results. Our sales cycle is affected by seasonal fluctuations as a result of our customers' fiscal year budgeting cycles and slow summer purchasing patterns in Europe.

WE DEPEND ON A RELATIVELY SMALL NUMBER OF SIGNIFICANT CUSTOMERS, AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS COULD RESULT IN A DECREASE IN OUR REVENUES.

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In addition, the identity of our top five customers has changed from year to year. In the nine months ended September 30, 2002, sales of products and services to our top five customers accounted for 62% of total revenue with Cablevision and Salomon Smith Barney accounting for 29% and 15% of total revenues, respectively. In the nine months ended September 30, 2001, sales of products and services to our top five customers accounted for 49% of total revenues with Salomon Smith Barney and Cablevision accounted for 16% and 11% of total revenues, respectively. In the year ended December 31, 2001, sales of products and services to Salomon Smith Barney accounted for 15% of total revenues, sales to Cablevision accounted for 11% of total revenues and sales to our top five customers accounted for 45% of total revenues. In the year ended December 31, 2000, sales of products and services to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. In the year ended December 31, 1999, sales of products and services to Cisco accounted for 13% of our total revenues, and sales of products and services to our top five customers accounted for 35% of total revenues. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

WE ARE CURRENTLY TARGETING THAT A MATERIAL PORTION OF OUR REVENUES WILL BE DERIVED FROM SALES OF OUR NEWEST PRODUCT, EDGEXTEND, HOWEVER THERE ARE TECHNICAL AND MARKET RISKS ASSOCIATED WITH NEW PRODUCTS.

    Sales of our EDGEXTEND products currently represent a material percentage of our revenues. New products, like EDGEXTEND, often contain errors or defects, particularly when first introduced. Any errors or defects could be serious or difficult to correct and could result in a delay of product release or adoption resulting in lost revenues or a delay in gaining market share, which could harm our revenues and reputation. In addition, market adoption is often slower for newer products, like EDGEXTEND, than for existing products. Because we are focusing our marketing and sales efforts on our newer EDGEXTEND data management product, any failure in market adoption of this product could affect our business.

WE DEPEND ON THE JAVA PROGRAMMING LANGUAGE, THE ENTERPRISE JAVABEANS STANDARD AND THE EMERGING MARKET FOR DISTRIBUTED OBJECT COMPUTING, AND IF THESE TECHNOLOGIES FAIL TO GAIN ACCEPTANCE, OUR BUSINESS COULD SUFFER.

    We are focusing certain portions of our marketing efforts on our POWERTIER for J2EE application server and EDGEXTEND products, which are based on three relatively new technologies, which have not been widely adopted by a large number of companies. These three technologies are a distributed object computing architecture, Sun Microsystems' Java programming language and J2EE (formerly
EJB). Distributed object computing combines the use of software modules, or objects, communicating across a computer network to software applications, such as our POWERTIER application server and our EDGEXTEND products. J2EE is the Java programming standard for use in an application server. In 1998, we launched our POWERTIER for EJB product, which is a transactional application server that uses Java and conformed to the EJB standard. Sun Microsystems released the EJB standard in 1998, and thus far EJB has had limited market acceptance. Since our POWERTIER for J2EE product and our EDGEXTEND products depend upon the specialized J2EE standard, we face a limited market compared to competitors who may offer application servers based on more widely accepted standards, including the Java programming language. We expect a material portion of our future revenues will come from sales of products based on the J2EE standard. Thus, our success depends significantly upon broad market acceptance of distributed object computing in general, and Java application servers in particular. If J2EE does not become a widespread programming standard for application servers, our revenues and business could suffer.

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

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO MAINTAIN AND TRAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

    We must maintain a strong direct sales team to generate revenues. In the last several years, we have experienced significant turnover in our sales team, and in the third quarter of 2001, we implemented a reduction in force and substantially reorganized our sales team. In order to meet our future sales goals, we may need to hire more salespeople for both our domestic and international sales efforts. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force. As a result of our restructuring and employee turnover, a number of our sales people are relatively new and we may not meet our sales goals. In addition, our recently hired employees may not become productive, and we may not be able to hire enough qualified individuals in the future.

BECAUSE OUR FUTURE REVENUE GOALS ARE BASED ON OUR DEVELOPMENT OF A STRONG SALES CHANNEL THROUGH OEM PARTNERS AND OTHER RESELLERS, ANY FAILURE TO DEVELOP THIS CHANNEL MAY RESULT IN LOWER REVENUES.

    To date, we have sold our products primarily through our direct sales force, but our ability to achieve revenue growth will depend in large part on our success in establishing and leveraging relationships with OEM partners and third parties. It may be difficult for us to establish these relationships, and, even if we establish these relationships, we will then depend on the sales efforts of these third parties. In addition, because these relationships are nonexclusive, these third parties may choose to sell application servers, data management products or other alternative solutions offered by our competitors, and not our products. If we fail to successfully build our third-party distribution channels or if our third party partners do not perform as expected, our business could be harmed.

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

WE FACE SIGNIFICANT COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN WE HAVE AND MAY FACE ADDITIONAL COMPETITION IN THE FUTURE.

    The markets for our products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We believe that the principal competitive factors in our markets are:

    o   performance, including scalability, integrity and availability;

    o   ability to provide a competitive return on investment to the customer;

    o   flexibility;

    o   use of standards-based technology (e.g. J2EE);

    o   ease of integration with customers' existing enterprise systems;

    o   ease and speed of implementation;

    o   quality of support and service;

    o   security;

    o   company reputation and perception of viability; and

    o   price.

    Our competitors for POWERTIER include BEA Systems (WebLogic), IBM (WebSphere), Oracle (OAS) and i-Planet (Sun Microsystems). Many customers may not be willing to purchase our POWERTIER platform because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors in the application server markets have preexisting customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do. In addition, some competitors offer products that are less complex than our POWERTIER products and require less customization to implement with potential customers' existing systems. Thus, potential customers engaged in simpler business-to-business e-commerce transactions may prefer these "plug-and-play" products to our more complex offerings. Moreover, there are other very large and established companies, including Microsoft, who offer alternative solutions and are thus indirect competitors. Further, many companies have already supported, or have announced their intention to support J2EE, and may compete against us in the future. These competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, in the POWERTIER for C++ market, potential customers may build their own custom application servers, so we effectively compete against our potential customers' internal information technology departments. We are targeting that future revenues will contain less revenue from our POWERTIER products and more from our EDGEXTEND and DIRECTALERT products.

     In the EDGEXTEND market, alternative technology is available from a variety of sources. Companies such as Versant, webGain and Excelon are middleware vendors that offer alternative data management solutions that directly target EDGEXTEND's market. In addition, many prospective customers may build their own custom solutions.

     In the DIRECTALERT market, alternative approaches are provided by a variety of sources, including the potential for internal development. Company vendors such as SpiritSoft, TIBCO, and IBM provide message-oriented middleware software which may evolve into competitive products. Vendors such as webMethods and Business Objects provide alternative architectures for business intelligence information. DIRECTALERT is based on licensed technology, which the Company is licensed to distribute on a non-exclusive basis.

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

IF THE MARKETS FOR INFRASTRUCTURE SOFTWARE FOR NETWORKS AND WEB-BASED PRODUCTS AND SERVICES DO NOT DEVELOP AS WE CURRENTLY ENVISION, OUR BUSINESS MODEL COULD FAIL AND OUR REVENUES COULD DECLINE.

    Our performance and future success will depend on the growth and widespread adoption of the markets for infrastructure software for networks and web-based products and services. If these markets do not develop in the manner we currently envision, our business could be harmed. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, accessibility and quality of network service, remain unresolved and may negatively affect the growth of the Internet as a platform for conducting various forms of electronic commerce. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Approximately 31% of our revenues came from sales of products and services outside of the United States for the nine months ended September 30, 2002, and approximately 38% of our revenues came from sales of products and services outside of the United States for the nine months ended September 30, 2001. Approximately 38% of our revenues came from sales of products and services outside of the United States during the year ended December 31, 2001, and approximately 28% of our revenues came from sales of products and services outside of the United States during the year ended December 31, 2000. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities. As of September 30, 2002, we had approximately 20,231,266 shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradable. In addition, shares held by affiliates are tradable, subject to the volume and other restrictions of Rule 144.

WE HAVE RECEIVED A NOTICE FROM NASDAQ THAT THE COMPANY WILL BE REVIEWED FOR COMPLIANCE WITH CERTAIN LISTING REQUIREMENTS BY DECEMBER 2, 2002 AND THAT OUR STOCK MAY BE DELISTED FORM THE NASDAQ SMALLCAP MARKET IF WE ARE NOT IN COMPLIANCE.

    We have received a notice from Nasdaq that if our stock does not meet the minimum $1.00 closing bid requirement for at least ten consecutive trading days prior to December 2, 2002, the Nasdaq staff will determine whether we meet the initial listing criteria for the Nasdaq SmallCap Market, which in our case means that we will need to have stockholders' equity of at least $5 million. If we have stockholders' equity of at least $5 million on December 2, 2002, we expect that we will be granted an additional 180 calendar day grace period to demonstrate compliance with the $1.00 minimum bid requirement. If we do not have stockholders' equity of at least $5 million on December 2, 2002, we understand that the Nasdaq stall will notify us that our securities will be delisted from the Nasdaq SmallCap Market and that the Company will have a right to appeal this decision. We currently have stockholders' equity $4.6 million, just under the listing requirement and are in the process of taking actions in an effort to come into compliance with this listing criterion. If we receive a delisting notice from Nasdaq, we intend to appeal it because the maintenance of our Nasdaq SmallCap Market listing is important to us. If our stock is delisted from the Nasdaq SmallCap Market, it would trade on the "bulletin board," which is a dramatically less liquid market. A delisting from the Nasdaq SmallCap Market could affect our Company reputation and the ability of certain investors to purchase our stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly because our cash equivalents are invested in short-term investment accounts. If market interest rates had changed by approximately ten percent in at September 30, 2002, our financial results would have changed by approximately $4,000.

    Foreign Currency Fluctuations. We operate in several international locations using local currencies for the payment of employees and suppliers, however, we did not have any significant net balances that are due or payable in foreign currencies at September 30, 2002. A hypothetical ten percent change in foreign currency rates at September 30, 2002 would have changed the results of operations by approximately $17,000. We do not hedge any of our foreign currency exposures.

ITEM 4. CONTROLS AND PROCEDURES.

    Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and the design of our disclosure controls and procedures may not achieve our stated goals under all potential future conditions, regardless of how remote. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) Use of Proceeds

    Our registration statement on Form S-1, SEC File No. 333-76867, for our initial public offering of common stock became effective on June 24, 1999. We registered and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a per share price of $11.00. Our underwriters were BancBoston Robertson Stephens, U.S. Bancorp Piper Jaffray, and Soundview Technology Group. Offering proceeds, net of aggregate underwriting commissions and discounts of $2.7 million and other offering transaction expenses of $1.1 million, were $34.1 million. None of the underwriting commissions and discounts or other offering transaction expenses were direct or indirect payments to our directors, officers, or holders of 10% or more of our stock. From June 24, 1999 through September 30, 2002, we have used the net offering proceeds as follows:

         Working capital expenditures.......................   $ 20.6 million

         Acquiring property and equipment...................      2.4 million
         Acquiring technologies.............................      3.1 million
                                                               ---------------
                                                                 26.1 million

         Repayment of equipment related loans...............      1.2 million

         Cash and cash equivalents..........................      6.8 million
                                                               ---------------
                                                               $ 34.1 million
                                                               ===============

    Each of the above amounts represents our best estimate of our use of the net proceeds. None of the net offering proceeds were paid directly or indirectly to our directors, officers, or holders of 10% or more of our stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. Deloitte & Touche LLP does not provide any non audit services for the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS:

        10.17 Second Amendment to the Restated Loan and Security Agreement between Persistence Software and Comerica Bank.

        10.18 Third Amendment to the Restated Loan and Security Agreement between Persistence Software and Comerica Bank.

        99.1 Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) REPORTS ON FORM 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PERSISTENCE SOFTWARE, INC.

                                                By:  /s/  Christine Russell
                                                     ------------------------
                                                     CHRISTINE RUSSELL
                                                     CHIEF FINANCIAL OFFICER
                                                     (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)

Date: November 14, 2002

                                 CERTIFICATIONS

I, Christopher T. Keene, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Persistence Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                      /s/ CHRISTOPHER  T. KEENE
                                                      -------------------------
                                                      Christopher T. Keene
                                                      Chief Executive Officer

                                 CERTIFICATIONS

I, Christine Russell, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Persistence Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                       /s/ CHRISTINE RUSSELL
                                                       -----------------------
                                                       Christine Russell
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

10.17 Second Amendment to the Restated Loan and Security Agreement between Persistence and Comerica Bank.

10.18 Third Amendment to the Restated Loan and Security Agreement between Persistence and Comerica Bank.

99.1 Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.