Form 10-K
period 2002-12-31
PERSISTENCE SOFTWARE INC
filed 2003-03-31
CIK 1084400

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-K
                                 _______________
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [ ] No [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.0 million as of February 28, 2003 based upon the closing sale price on the Nasdaq National Market reported for such date of $0.25 per share. Shares of Common Stock held by each officer and director and by each person who owns 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 24,044,735 shares of the registrant's Common Stock issued and outstanding as of February 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on June 5, 2003.

================================================================================

    We own or have rights to trademarks or trade names that we use in conjunction with the sale of our products and services. "Persistence," as well as the logo for "Live Object Cache," are registered trademarks owned by us. We have registrations pending for the use of our logo with "Persistence." "PowerTier," "EdgeXtend" and "The Engine for E-Commerce" are also trademarks of ours. This annual report on Form 10-K also makes reference to trademarks and trade names of other companies that belong to them.

    Our website is www.persistence.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q current reports on Form 8-K, and amendments to those reports available free of charge as soon as reasonably practicable as we file these reports with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

    Persistence provides a suite of Data Services products that sit between existing databases - such as Oracle and DB2 - and application servers - such as BEA, WebLogic, IBM, WebSphere, and Microsoft .NET. Developers can configure these products, creating a "Data Services" layer that positions business information for more efficient access for users, dramatically reduces network traffic and data latency, and results in better application performance at a much lower infrastructure cost. Persistence integrated Data Services include: object-relational mapping, transactional caching, guaranteed synchronization, "uninterruptible" application fail over and rule-based client notification. Persistence's Data Services are also cross-platform, providing a "data bridge" between J2EE, .Net, Java and C++ applications.

    Persistence caching solutions help systems "remember" answers from each processing step. When the system receives a request for which it has an answer, it can respond immediately, without traveling to back-end databases to generate an answer. Synchronization technology ensures that these cached answers are always accurate, even as the source data changes. Customer profile management, logistics, exchanges, trading desks, and supply chain management systems are just a few examples of query-intensive online systems that can realize significant increases in capacity and performance through online caching.

    Customers are able to more effectively manage enterprise data through re-architecting their IT infrastructure using Persistence Data Services products. Persistence Data Services solutions result in real-time, highly scalable, distributed applications without incurring the high costs of additional hardware and replicated databases. Decision makers and customers located at any location can now have an immediate "business visibility" into their data, that is, an up-to-date view into the data that they need, when and where they need it.

    Enterprises are creating competitive advantage by achieving the goal of the zero-latency enterprise through Data Services, the immediate distribution and management of business information. Delivering real-time data enhances employee productivity, improves operations, and enables improved relationships with customers. Data Services also ensures business continuity by providing immediate fail-over options preventing data center outages from interrupting business processing.

     Our EDGEXTEND data services software for Sun Microsystems' full Java 2 Platform, Enterprise Edition (J2EE, formerly known as Enterprise Java Beans or
EJB) application servers, C++ and .NET application servers offers a data architecture that integrates with IBM's WebSphere, BEA's WebLogic, and Microsoft ..NET, plus C++ application servers to support highly distributed and transaction-oriented applications both within data centers and in remote locations. Our DIRECTALERT product is a proactive, personalized client caching and notification reporting product for zero latency applications which extends the reach of enterprise systems to small form-factor devices such as mobile phones, wireless PDAs, and digital set-top boxes.

    Major customers in 2002 consisted of Air France, Applied Biosystems, Cablevision, Citadel, Eurocontrol, Fiducia AG, Intershop, i2, Lucent, Motorola, NetJets, Nokia, Reuters Financial Software and Salomon Smith Barney.

INDUSTRY BACKGROUND

    Today's Information Technology managers are faced with many challenges as they attempt to scale their existing infrastructure to meet the ever increasing demands of their users. They are asked to support more users with better response times, but without a commensurate increase in resources, both people and money, to meet these challenges. The solutions of past years - replicated data centers - are no longer a cost-effective option for most IT professionals. Consequently, they are looking for alternative technology strategies to meet the performance demands of their corporate enterprise systems and reduce the associated operating costs.

    As systems scale to meet growing demands, companies are finding that many of their systems are reaching their technological limitations. While network bandwidth can be a problem, more frequently the absence of real-time data being available to distributed users on the network is the real limitation on application performance, resulting in:

    o SLOW RESPONSE TIMES: Many enterprise applications were not designed to scale to handle large numbers of concurrent users. Users accessing these systems often experience lengthy delays as the number of concurrent users increases.

    o BUSINESS CONTINUITY: Disaster recovery and fail-over capability are crucial for systems required to operate 24 hours a day, 7 days a week. Users accessing these systems at peak volume can experience frequent system crashes.

    o LIMITED SCALABILITY: As applications are deployed to more and more remote users in a system in order to improve the productivity of those users, the customer needs a system that will scale easily without the need and expense of additional data centers is essential.

    In large part, the problems facing enterprises today are derived from the continuing evolution and increasing sophistication of enterprise applications. Simple applications supporting back office systems typically had few users accessing limited amounts of data. As decision-making based on real-time, frequently changing data was moved farther out to the edge of the enterprise, the need for vital information to support these business-critical applications became paramount. In addition, the need to keep the cost of these systems to a minimum provided an additional challenge to the system architects. Traditional system architectures and approaches cannot completely solve the problem. A new distributed data services infrastructure is required.

    The next generation of enterprise applications will require a fundamentally new data management infrastructure, which will allow application servers to scale in order to meet the demands of an ever increasing user base and to be deployed without the need for an expensive back end IT infrastructure. These platforms must provide:

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

PERSISTENCE PRODUCTS

    Our EdgeXtend family of products provides a data services software infrastructure that is specifically designed to enable high volume, high performance, distributed applications. Our products, EDGEXTEND for IBM WebSphere, EDGEXTEND for BEA WebLogic, EDGEXTEND for C++ and EDGEXTEND for Microsoft .NET, address the scalability, availability and adaptability demands that typically occur when delivering business solutions for high demand, globally distributed enterprise business applications. Our products offer the following key benefits:

    REAL-TIME RESPONSE FOR THOUSANDS OF CONCURRENT USERS. Our EDGEXTEND products were designed specifically to accommodate high volume transaction processing and the data integrity requirements of distributed applications. EDGEXTEND utilizes caching technology. Caching is a process in which select data is copied out of back-end systems and into the server cache, which allows the data to be shared and manipulated by multiple users. Replication between EDGEXTEND server caches using the POWERSYNC feature allows a cluster of application servers to provide highly scalable performance as the number of users increases. This architecture helps reduce the workload on back-end systems and accelerates application performance. The effect of this architecture is to minimize unnecessary network traffic and thereby enable high performance and reliability even with significant transaction volumes and rapidly changing data. We believe that our EDGEXTEND products offer superior performance and scalability to support the deployment of large-scale distributed enterprise applications.

    DRAMATIC REDUCTIONS IN TIME-TO-MARKET FOR ENTERPRISE APPLICATIONS. Our EDGEXTEND products decrease time-to-market and development cycles for sophisticated applications due to our proprietary and patented object-to-relational mapping technology. This technology enables the automatic generation of software code, which minimizes basic, low-level programming tasks, such as security and database access. EDGEXTEND accelerates development by giving developers access to data in a familiar way, as software components, and provides application developers with a framework to rapidly build electronic commerce applications.

    PROTECTS AND LEVERAGES EXISTING INFORMATION TECHNOLOGY INVESTMENTS. EDGEXTEND enables developers to build new enterprise applications while simultaneously integrating existing back-end systems. EDGEXTEND'S flexible architecture integrates with disparate database servers, web servers and multiple clients, while supporting multiple programming languages and computing platforms. EDGEXTEND provides enhanced flexibility and inter-operability to link existing enterprise applications and systems, allowing businesses to leverage their investments in information technology and extend them to the edge of their enterprise and beyond.

    OPTIMIZED DISTRIBUTED DATA SERVICES ARCHITECTURE. All our products are built on the core Persistence technologies of Object/Relational Mapping, Dynamic Caching and Cache Synchronization. This technology, called Distributed Dynamic Caching (DDC), allows for a distributed data services architecture that is highly scalable, suitable for high volume transaction oriented applications, and capable of supporting thousands of concurrent users. In addition, this architecture is designed to be implemented in a globally distributed enterprise environment without the need for an expensive back-end infrastructure. It provides for data center type performance without the need for multiple data centers.

PERSISTENCE STRATEGY

    Our goal is to fundamentally restructure how companies extend and leverage their vital business information by enabling a distributed data services infrastructure.

    INCREASE PARTNERSHIPS WITH INDEPENDENT SOFTWARE VENDORS (ISVS). We intend to continue to develop and expand relationships with ISVs, in particular, IBM WebSphere and BEA WebLogic. Through our EDGEXTEND product for WebSphere and EDGEXTEND for WebLogic we now offer a complementary J2EE product, which leverages the unique data management capability of Persistence's technologies. As part of the IBM and BEA partner programs, we believe that these relationships will provide additional marketing and sales channels for our products and facilitate the successful deployment of customer applications.

    CONTINUE TO EXPAND OUR GROWING OEM BUSINESS. We intend to become a market leader in providing data services infrastructure software to enable sophisticated enterprise applications. We have worked with several customers who have successfully built their global enterprise applications on core Persistence technologies and are deploying these applications to their customers. We will continue to collaborate with our innovative and advanced customers to develop and deliver product features that address their needs. We believe that this collaboration focuses our overall product development effort and speeds our time-to-market.

    WORK WITH SYSTEM INTEGRATORS TO DELIVER COMPLETE SOLUTIONS. In addition to extending our technology leadership, we will work with major System Integrators (SI's) such as BearingPoint (formerly KPMG Consulting) and IBM Global Services to provide our customers the most complete data services solutions for their distributed applications. These system integrators will be an extension of, and a complement to, our existing professional services organization. By working with these SI's on joint customer engagements we can leverage their services expertise and customer channel and they can leverage our products and technology to provide unique, differentiated data services solutions.

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

    LEVERAGE INSTALLED CUSTOMER BASE. We believe there are significant opportunities to expand the use of our products throughout our current customer base. This is particularly true for customers who have adopted our technology for a particular part of their business, but who have standardized on IBM's WebSphere or BEA's WebLogic for their mainstream applications. We now have the opportunity to re-engage with those customers on a broader basis as they deploy their applications throughout their enterprise. Through Persistence's distributed data services architecture we can enable our customers to scale and deploy applications without the need for replicated data centers, in some cases, saving them millions of dollars.

    MAINTAIN OUR INTERNATIONAL PRESENCE. We believe there are significant international opportunities for our products and services, in particular in Europe and Asia. Currently, we have established direct sales operations in the United Kingdom and Germany. In addition to our direct sales operations, we also distribute our products throughout Europe and Asia through distributors and systems integrators. We intend to extend these international third-party distributor and systems integrator relationships.

PRODUCTS

    EDGEXTEND

    Our EDGEXTEND for WebSphere, EDGEXTEND for WebLogic, and EDGEXTEND for .NET products are designed to make the performance and reliability of Persistence's patented DDC technology available to applications running on IBM's WebSphere and BEA's WebLogic application servers, as well as applications built on Microsoft ..NET. EDGEXTEND provides a new distributed data services architecture, which complements J2EE compliant, and other, application servers. Through the J2EE Connector Architecture the data access layer is replaced by EDGEXTEND, allowing the application servers to have the benefits of DDC without changing their existing business and presentation logic. In addition, with this distributed data architecture, WebSphere and WebLogic application servers can operate outside of a data center in a "virtual data center" without the requirement of an expensive relational database infrastructure.

   EDGEXTEND FOR C++ (formerly POWERTIER for C++)

    Our EDGEXTEND for C++ product is a high-performance transactional application server, which is based on our patented technologies and the Common Object Request Broker Architecture, or CORBA, standard for communication between distributed applications. The CORBA standard is managed by an industry group called the Object Management Group. Our EDGEXTEND for C++ platform runs on the Windows and Unix operating systems. We have licensed the J2EE platform and are a contributor to the Java standard.

    The following table describes the major features and benefits for EDGEXTEND for IBM WebSphere, BEA WebLogic, and Microsoft .NET and EDGEXTEND FOR C++:


          FEATURES                                   BENEFITS
          --------                                   --------

Shared transactional object cache    Enables real-time scalability by reducing
                                     database traffic

Object-relational mapping that       Speeds application development by managing
provides abstraction to database     database details for developer
representation

Optimized usage of native database   Improves application capacity by
libraries                            efficiently using database resources

Application server cache             Improves application capacity by caching
synchronization                      unpredictably changing data

Application server failover          Delivers high availability by replicating
                                     information across clusters of application server cache


DIRECT ALERT

         DIRECTALERT is an end-to-end solution for adding proactive notification services to business applications, allowing information to be delivered to decision makers and customers when and how they need it. DIRECTALERT is a J2EE application server add-in designed to provide sophisticated data and event monitoring as well as filtering. DIRECTALERT is designed to proactively notify clients ranging from desktop applications and ordinary web browsers to mobile phones and television set-top boxes.

         The following table describes the major features and benefits for the DIRECTALERT product:

           FEATURES                                  BENEFITS
           --------                                  --------
Intelligent Server Engine            Provides sophisticated and non-intrusive
                                     data monitoring, selection and filtering

Flexible and powerful clients with   Enables Java devices (mobile phones to
"zero footprints"                    desktop PCs) to receive proactive
                                     notification resulting in business
                                     decisions being made on updated data

Rapid development and                Adds functionality to existing applications
implementation                       without modifications as it is built with
                                     100% Java and XML. Server side required
                                     only query definitions. No modification is required to existing application logic.

POWERTIER

    Persistence continues to sell current and earlier versions of POWERTIER for J2EE application server to current customers. POWERTIER for J2EE incorporates our patented technologies into a J2EE-based transactional server. The J2EE standard, as defined by the Java Software division of Sun Microsystems, has gained rapid acceptance as a programming language for complex enterprise applications because it provides a consistent way to program and integrate services for companies building distributed business-to-business applications with the Java programming license. POWERTIER for J2EE delivers scalability, high availability, and rapid adaptability for high volume, high performance, and distributed enterprise applications.

    We believe that research and product development will be a key to our success as a leader in providing data services software. Our research and development expenditures totaled $4.1 million for 2002, $5.6 million for 2001 and $8.1 million for 2000.

CUSTOMERS

    Our software products are licensed to customers worldwide for use in a wide range of enterprise and electronic commerce applications, including real-time electronic trading, supply chain management, network management, application outsourcing and logistics management. Our services consist of professional consulting services, technical support and training. The following table lists a selection of customers who have purchased a significant amount of our products or services in 2002, 2001 or 2000 (defined as approximately 1% or more of our total revenues in any year.)

E-COMMERCE/INTERNET                     FINANCIAL SERVICES/EXCHANGES
Cisco Systems                           Chase/JP Morgan
i2                                      CNP Assurances
Intershop                               Citadel Investment Group
                                        Credit Suisse First Boston
                                        Fiducia AG
                                        Kinetech Services
                                        Reuters Financial Software
                                        Salomon Smith Barney
                                        Wells Fargo
COMMUNICATIONS                          Zurich Arippina Gruppe
4T Solutions
AT&T
CSC Holdings (Cablevision)
Lucent Technologies
Motorola                                TRANSPORTATION & LOGISTICS
Nokia                                   Air France
Spirent Communications                  Eurocontrol
Sprint                                  Federal Express
                                        NetJets
                                        Sabre Group Holdings (American Airlines)

MANUFACTURING & DISTRIBUTION
Hewlett Packard
Nippon Steel
Delco

                                        OTHER
                                        Applied Biosystems
                                        Bundesanstalt fur Arbeit
                                        Convergys Information
                                        Infron Technologies
                                        Refco Group

    In 2002, sales of products and services to Cablevision accounted for 26% of our total revenues and sales to Salomon Smith Barney accounted for 13% of our total revenues. In 2001, sales of products and services to Salomon Smith Barney accounted for 15% of our total revenues and sales to Cablevision accounted for 11% of our total revenues. In 2000, sales of products and services to Salomon Smith Barney accounted for 16% of our total revenues.

SALES AND MARKETING

    We sell our products through both a direct sales force and third party distributors. As of December 31, 2002, we had 30 people in our sales and marketing organization, of which 21 were in the United States, and 9 were in European offices. We intend to increase the size of our direct sales force as well as focusing on indirect distribution channels. While our overall 2003 sales and marketing expense compared to 2002 is expected to decrease, reductions in non-personnel related programs are expected to offset expenses for new hirings.

    Our sales cycle is relatively long, generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a limited pilot program, a proof of concept, to establish a technical fit.

    We have engaged in, and may continue to engage in, a variety of targeted marketing activities, including public relations, seminars, trade shows, lead generation programs and customer-oriented web site management. We have also made substantial marketing investments in education and training for the J2EE and C++ markets. We hold periodic seminars in order to train developers.

    We intend to continue to develop and expand relationships with OEMs, consultants, system integrators and independent software vendors (ISVs). We believe these third parties can effectively market our products, particularly EDGEXTEND, through their existing relationships with our target market customers. We believe that these relationships will provide additional marketing and sales channels for our products and facilitate the successful deployment of customer applications. We are currently working with multiple consultants, system integrators such as BearingPoint and ISV partners, including IBM and BEA, with whom we announced partner agreements in 2001.

    In international markets, we plan to expand our sales through indirect channels, such as distributors agents and OEMs. As of December 31, 2002, we were represented by one international distributor, who sells our products in Asia.

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

    o   ease and speed of implementation;

    o   quality of support and service;

    o   security;

    o   company reputation; and

    o   price.

     In the EDGEXTEND market, alternative technology is available from a variety of sources. Companies such as Versant, Gemstone and Excelon are middleware vendors that offer alternative data management solutions that directly target EdgeXtend's market. In addition, many prospective customers may build their own custom solutions.

    In the DIRECTALERT market, alternative approaches are provided by a variety of sources, including the potential for internal development. Companies such as SpiritSoft, TIBCO, and IBM provide message-oriented middleware software that may evolve into competitive products. Vendors such as webMethods and Business Objects provide alternative architectures for business intelligence information. DIRECTALERT is based on licensed technology, which the Company is licensed to distribute on a non-exclusive basis.

    We continue to sell current and earlier versions of POWERTIER for J2EE application server to current customers. Our competitors for POWERTIER include both publicly and privately-held enterprises, including BEA Systems (WebLogic), IBM (WebSphere), Oracle (OAS), Secant Technologies and Sun Microsystems (Sun ONE Application Server). Many customers may not be willing to purchase our POWERTIER products because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have pre-existing customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do.

INTELLECTUAL PROPERTY RIGHTS

    Our performance may depend on our ability to protect our proprietary rights to the technologies used in our principal products. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which would harm our business. We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection. As of February 28, 2003, we had five issued United States patents and two pending United States patent applications with allowable subject matter. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property rights as fully as do the laws of the United States. Thus, the measures we are taking to protect our intellectual property rights in the United States and abroad may not be adequate. Finally, our competitors may independently develop similar technologies.

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

EMPLOYEES

    As of December 31, 2002, we had 68 full-time employees, including 30 in sales and marketing, 26 in research and development and technical services, and 12 in general and administrative functions. Our relationships with our employees are generally good. From time to time, we also employ independent contractors to support our sales and marketing, research and development, professional services and administrative organizations.

EXECUTIVE OFFICERS

    The following table sets forth specific information regarding our executive officers as of February 28, 2003:

        NAME                         AGE            POSITION
        ----                         ---            --------
        Christopher T. Keene..........42   Chief Executive Officer
        Christine Russell.............53   Chief Financial Officer and Secretary
        Derek Henninger...............40   Vice President of Worldwide Field
                                             Operations
        Ed Murrer.....................53   Vice President of Marketing
        Vivek Singhal.................34   Vice President of Engineering

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

    CHRISTINE RUSSELL joined Persistence in October 1997 and has served as Chief Financial Officer and Secretary since December 1997. From October 1995 to October 1997, she served as Chief Financial Officer for Cygnus Solutions, an open source platform software company. Previously, Mrs. Russell was CFO of Valence Technology and served in various senior financial positions with Shugart Corporation, a subsidiary of Xerox. She holds a B.A. degree and an M.B.A. degree from Santa Clara University and serves on the Board of Directors of Peak Ltd. International.

    DEREK HENNINGER co-founded Persistence and served as Vice President of Engineering from June 1991 until January 2002 when he became Vice President of Customer Care and in January 2003 he became Vice President of Worldwide Field Operations which includes all field sales and technical resources. Previously, Mr. Henninger worked in the Data Interpretation Division of Metaphor Corporation, a software and hardware company, from September 1990 to June 1991. Mr. Henninger holds a B.A. degree in Economics and a B.S. degree in computer Science and Mathematics from the University of California at Davis.

    ED MURRER joined Persistence in July 2001 as Vice President of Marketing. Mr. Murrer was the Senior Vice President of Sales and Marketing at Xcert International, an enterprise security software company, from March 2000 to March 2001 when Xcert was sold to RSA Security. From July 1997 to March 2000, Mr. Murrer was Vice President, Business Development at Veridicom, a biometrics security software company. He holds a B.S. degree in Mechanical Engineering, with highest honors, and a M.S. degree in Mechanical Engineering from Purdue University.

    VIVEK SINGHAL joined Persistence in April 1995 as a Software Engineer. In January 2002, he was promoted to Vice President, Engineering. He holds a B.S. degree in Computer Science from the Massachusetts Institute of Technology and a Ph.D. in Computer Science from the University of Texas at Austin.

ITEM 2. PROPERTIES.

    We are headquartered in San Mateo, California, where we lease approximately 17,000 square feet of office space under a lease expiring on December 31, 2004. We have an engineering staff facility in San Diego, where we lease approximately 6,000 square feet of office space under a lease expiring on August 31, 2004. We also maintain sales offices in other U.S. states, the United Kingdom and Germany. We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    PRICE RANGE OF COMMON STOCK. Our common stock was traded on the Nasdaq National Market under the symbol PRSW from the effective date of our initial public offering on June 24, 1999 until September 12, 2002 at which time we moved our stock listing to the Nasdaq SmallCap Market. Prior to the initial public offering, no public market existed for our common stock. The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock as reported in the Nasdaq National Market (before September 12, 2002) or the Nasdaq SmallCap Market (both on and after September 12, 2002) for the periods indicated.

                                                               HIGH       LOW
                                                             --------  --------
For The Year Ended December 31, 2001:
  First Quarter.........................................     $   4.50  $   1.00
  Second Quarter........................................     $   1.25  $   0.48
  Third Quarter.........................................     $   0.99  $   0.15
  Fourth Quarter........................................     $   1.35  $   0.19
For The Year Ended December 31, 2002:
  First Quarter.........................................     $   1.85  $   0.87
  Second Quarter........................................     $   1.00  $   0.53
  Third Quarter.........................................     $   0.82  $   0.42
  Fourth Quarter........................................     $   0.72  $   0.30

    We had 159 stockholders of record as of February 28, 2003, including several holders who are nominees for an undetermined number of beneficial owners.

    DIVIDEND POLICY. We have never paid dividends on our common stock or preferred stock. We currently intend to retain any future earnings to fund the development of our business. Therefore, we do not currently anticipate declaring or paying dividends in the foreseeable future. In addition, our line of credit agreement prohibits us from paying dividends.

    RECENT SALES OF UNREGISTERED SECURITIES. On November 26, 2002 we issued 3,758,692 shares of our common stock at a price of $0.5321 per share, and warrants to purchase up to 1,205,130 shares of our common stock at an exercise price of $0.75 per share to certain purchasers affiliated with Needham Capital Partners. The warrants expire on the earlier of November 26, 2007 or the closing of a merger, acquisition or sale of substantially all of the assets of Persistence. In issuing these securities we relied upon Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002 and 2001, are derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this annual report on Form 10-K.

                                                                       YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------
                                                        2002        2001        2000        1999         1998
                                                      ---------   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  License .........................................   $  9,061    $ 10,561    $ 17,684    $ 10,890    $  7,478
  Service .........................................      5,525       8,810       7,593       3,553       2,682
                                                      ---------   ---------   ---------   ---------   ---------
          Total revenues ..........................     14,586      19,371      25,277      14,443      10,160
Loss from operations ..............................     (5,451)    (15,391)    (17,857)    (12,165)     (4,090)
                                                      ---------   ---------   ---------   ---------   ---------
Net loss ..........................................   $ (5,440)   $(15,132)   $(16,726)   $(11,306)   $ (4,089)
                                                      =========   =========   =========   =========   =========
Basic and diluted net loss per share(1) ...........   $  (0.26)   $  (0.76)   $  (0.87)   $  (0.86)   $  (0.59)
                                                      =========   =========   =========   =========   =========
Shares used in basic and diluted net loss per
  share calculation ...............................     20,529      19,919      19,330      13,091       6,879
                                                      =========   =========   =========   =========   =========

                                                                         AS OF DECEMBER 31,
                                                      ---------------------------------------------------------
                                                         2002       2001        2000        1999        1998
                                                      ---------   ---------   ---------   ---------   ---------
                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..   $  8,903    $  7,411    $ 19,490    $ 29,652    $  4,938
Working capital....................................      4,942       6,783      17,289      29,582       3,384
Total assets.......................................     11,100      13,755      33,641      39,092       7,064
Long-term obligations..............................        784         421         932         354         714
Total stockholders' equity.........................      4,711       7,944      22,556      32,018       3,422
__________

(1) Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented, since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the company's net losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 2002 and 2001 and for each of the years ended December 31, 2002, 2001 and 2000, included elsewhere in this annual report on Form 10-K. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," "targeting," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this annual report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

    Persistence provides a suite of Data Services products that sit between existing databases - such as Oracle and DB2 - and application servers - such as BEA, WebLogic, IBM, WebSphere, and Microsoft .NET. Developers can configure these products, creating a "Data Services" layer that positions business information for more efficient access for users, dramatically reduces network traffic and data latency, and results in better application performance at a much lower infrastructure cost. Persistence integrated Data Services include: object-relational mapping, transactional caching, guaranteed synchronization, "uninterruptible" application fail over and rule-based client notification. Persistence's Data Services are also cross-platform, providing a "data bridge" between J2EE, .Net, Java and C++ applications.

    Persistence caching solutions help systems "remember" answers from each processing step. When the system receives a request for which it has an answer, it can respond immediately, without traveling to back-end databases to generate an answer. Synchronization technology ensures that these cached answers are always accurate, even as the source data changes. Customer profile management, logistics, exchanges, trading desks, and supply chain management systems are just a few examples of query-intensive online systems that can realize significant increases in capacity and performance through online caching.

    Customers are able to more effectively manage enterprise data through re-architecting their IT infrastructure using Persistence Data Services products. Persistence Data Services solutions result in real-time, highly scalable, distributed applications without incurring the high costs of additional hardware and replicated databases. Decision makers and customers located at any location can now have an immediate "business visibility" into their data, that is, an up-to-date view into the data that they need, when and where they need it.

    Enterprises are creating competitive advantage by achieving the goal of the zero-latency enterprise through Data Services, the immediate distribution and management of business information. Delivering real-time data enhances employee productivity, improves operations, and enables improved relationships with customers. Data Services also ensures business continuity by providing immediate fail-over options preventing data center outages from interrupting business processing.

     Our EDGEXTEND data services software for Sun Microsystems' full Java 2 Platform, Enterprise Edition (J2EE, formerly known as Enterprise Java Beans or
EJB) application servers, C++ and .NET application servers offers a data architecture that integrates with IBM's WebSphere, BEA's WebLogic, and Microsoft ..NET, plus C++ application servers to support highly distributed and transaction-oriented applications both within data centers and in remote locations. Our DIRECTALERT product is a proactive, personalized client caching and notification reporting product for zero latency applications which extends the reach of enterprise systems to small form-factor devices such as mobile phones, wireless PDAs, and digital set-top boxes.

    Major customers in 2002 consisted of Air France, Applied Biosystems, Cablevision, Citadel, Eurocontrol, Fiducia AG, Intershop, i2, Lucent, Motorola, NetJets, Nokia, Reuters Financial Software and Salomon Smith Barney.

    Our revenues, which consist of software license revenues and service revenues, totaled $14.6 million in 2002, $19.4 million in 2001, and $25.3 million in 2000. License revenues consist of licenses of our software products, which generally are priced based on the number of users or servers. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling EDGEXTEND and DIRECTALERT in 2002, we have a limited operating history in the data services markets. We currently expect that sales of our older POWERTIER products will continue to contribute to our revenues, but that sales of our newer EDGEXTEND and DIRECTALERT products will contribute a growing percentage of our revenues over the next several quarters.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom and Germany. Revenues from licenses and services to customers outside the United States were $4.8 million in 2002, $7.4 million in 2001, and $7.2 million in 2000 which represented approximately 33% of total revenues for 2002, 38% of total revenues for 2001, and 28% of total revenues for 2000. Our future success will depend, in part, on our successful development of international markets for our products.

    Historically, we have received a substantial portion of our revenues from sales to a limited number of customers. Sales of products to our top five customers accounted for 55% of total revenues in 2002, 45% of total revenues in 2001, and 40% of total revenues in 2000. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues and these customers are likely to differ year to year.

    To date, we have sold our products primarily through our direct sales force, and we will need to continue to hire sales people, including those with expertise in channel sales, in order to meet our sales goals. In addition, our ability to achieve significant revenue growth will depend in large part on our success in establishing and leveraging relationships with independent software vendors, systems integrators, OEM partners and other resellers.

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

    Since inception, we have incurred substantial research and development costs and have invested heavily in our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The total number of our full-time employees decreased from 81 as of December 31, 2001 to 68 as of December 31, 2002, representing a decrease of 16% as a result of periodic assessments during the year of efficient staffing requirements. We have incurred net losses in each quarter since 1996 and, as of December 31, 2002, had an accumulated deficit of $61.4 million. We are currently targeting that sales and marketing expenses, research and development expenses, and general and administrative expenses for 2003 will be below 2002 spending levels.

    We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. While we are targeting to begin achieving profitability on a quarterly basis in the second half of 2003, we may not achieve it. Our success depends significantly upon broad market acceptance of our recently introduced EDGEXTEND and, to a lesser degree, the DIRECTALERT products. Our performance will also depend on the level of capital spending in our target market of customers and on the growth and widespread adoption of the market for data services and data integration.

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

- REVENUE RECOGNITION. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions. We follow specific and detailed guidelines in measuring and recognizing revenue. We recognize license revenues upon shipment of the software if collection of the resulting receivable is probable, an agreement has been executed, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Undelivered elements in these arrangements typically consist of services. For sales made through distributors, revenue is recognized upon shipment. Distributors have no right of return. Royalty revenues are recognized when the software or services has been delivered, collection is reasonably assured and the fees are determinable. We recognize revenues from customer training, support and professional services as the services are performed. We generally recognize support revenues ratably over the term of the support contract. If support or professional services are included in an arrangement that includes a license agreement, amounts related to support or professional services are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price at which such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority to make such decision. While more infrequent, arrangements that require significant modification or customization of software are recognized under the completion of contract method.

- BAD DEBTS. Our bad debt policy requires that we maintain a specific allowance for certain doubtful accounts and a general allowance for the majority of the non-specifically reserved accounts. These allowances provide for estimated losses resulting from the inability or refusal of our customers to make required payments. We analyze such factors as historical bad debt experience, customer payment patterns and current economic trends. This analysis requires significant judgment. If the financial condition of the company's customers were to deteriorate further, additional allowances would generally be required resulting in future losses that are not included in our allowances for doubtful accounts at December 31, 2002.

- PURCHASED TECHNOLOGY AND INTANGIBLES. Our business acquisitions typically resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements and operating results. Accordingly in 2002, we took an impairment charge of $160,000. In 2001, we took an impairment charge of $2.0 million.

- STOCK COMPENSATION. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no accounting recognition is given to employee stock options granted with an exercise price equal to fair market value of the underlying stock on the grant date. Upon exercise, the net proceeds and any related tax benefit are credited to stockholders' equity. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results of using the alternative of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, is included in Note 1 of the "Notes to Consolidated Financial Statements," included elsewhere in this report.

- INCOME TAXES. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

   REVENUES

    Our revenues were $14.6 million for 2002 and $19.4 million for 2001 representing a decrease of 25%. International revenues were $4.8 million for 2002 and $7.4 million for 2001 representing a decrease of 35%. For 2002, sales to Cablevision accounted for 26% of total revenues, sales to Salomon Smith Barney accounted for 13% of total revenues, and sales to our top five customers accounted for 55% of total revenues. For 2001, sales to Salomon Smith Barney accounted for 15% of total revenues, sales to Cablevision accounted for 11% of total revenues, and sales to our top five customers accounted for 45% of total revenues.

    LICENSE REVENUES. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. License revenues were $9.1 million for 2002 and $10.6 million for 2001 representing a decrease of 14%. License revenues represented 62% of total revenues for 2002 and 55% of total revenues for 2001. The decrease in software license revenues was primarily due to decreased spending on IT infrastructure products by our target customers. Given the continuing dramatically reduced level of information technology spending, license revenues may fluctuate substantially over the next several quarters. In addition, for the same reason, our revenues may be flat to down for 2003 compared to 2002.

    SERVICE REVENUES. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $5.5 million for 2002 and $8.8 million for 2001, representing a decrease of 37%. The decrease in service revenues was primarily due to a decline in consulting service contracts in 2002. Service revenues represented 38% of total revenues for 2002 and 45% of total revenues for 2001.

   COST OF REVENUES

    COST OF LICENSE REVENUES. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs. Our cost of license revenues was $286,000 for 2002 and $14,000 for 2001. This increase was largely due to increased royalty charges by a third party software vendor because we sold more software that required payment of royalties. Cost of license revenues as a percentage of license revenues may vary between periods due to royalty charges from third party software vendors.

    COST OF SERVICE REVENUES. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services, technical support and training. Our cost of service revenues was $2.7 million for 2002 and $4.0 million for 2001, representing a decrease of 31%. This decrease was primarily due to a reduction in our use of external consultants in 2002 as a result of the decline in both our technical support and consulting service contracts. As a percentage of service revenues, cost of service revenues were 50% for 2002 and 45% for 2001. Because a large portion of our cost of service revenues is fixed, the percentage increase was due in part to the decrease in our service revenues. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of consultants.

   OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $8.7 million for 2002 and $14.4 million for 2001, representing a decrease of 40%. This decrease was primarily due to a reduction in staffing and personnel related costs, reduced office space and lower commissions based on lower sales revenues. Sales and marketing expenses represented 59% of total revenues for 2002 and 74% of total revenues for 2001. We are presently targeting that 2003 sales and marketing expense levels will be lower than comparable 2002 expense levels.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, technical managers and quality assurance personnel as well as payments to external software consultants. Our research and development expenses were $4.1 million for 2002 and $5.6 million for 2001, representing a decrease of 26%. This decrease was primarily related to a reduction in both employees and external contract staff. Research and development expenses represented 28% of total revenues for 2002 and 29% of total revenues for 2001. We are presently targeting that 2003 research and development expense levels will be lower than comparable 2002 expense levels.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $3.5 million for 2002 and $5.5 million for 2001, representing a decrease of 37%. This decrease was primarily related to the termination of patent litigation and related legal fees and settlements, and a reduction in bad debt expense. General and administrative expenses represented 24% of total revenues for 2002 and 29% of total revenues for 2001. We are presently targeting that 2003 general and administrative expense levels will be lower than comparable 2002 expense levels.

    AMORTIZATION AND WRITE-DOWN OF PURCHASED INTANGIBLES. Amortization of purchased intangibles was $768,000 for 2002 and $3.6 million for 2001 representing a decrease of 79%. In December 2002, write-off of purchased intangibles amounted to $160,000. In June 2001, write-off of intangibles and goodwill amounted to $2.0 million.

    RESTRUCTURING COSTS. Restructuring costs consist primarily of expenses associated in a reduction in employee headcount and the closure of excess field offices. In 2002, no restructuring costs were incurred. We restructured several functions during 2001. This resulted in a one-time charge of $1.7 million. The majority of this charge was related to severance and other employee related benefit costs.

    INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense) consists primarily of earnings on our cash, cash equivalents and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings, and various miscellaneous state and foreign taxes, and other expenses. Net interest and other income was $11,000 for 2002 and $259,000 for 2001, representing a decrease of 96%. This decrease was primarily due to a reduction in our cash balances until November 2002 when we completed a $2 million common stock sale to purchasers affiliated with Needham Capital Partners, and a reduction in market interest rates.

    STOCK-BASED COMPENSATION. Some options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value of the stock price for accounting purposes was greater than the fair market value of the stock as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of December 31, 2002 was $31,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $88,000 in 2002 and $245,000 in 2001. We expect to record amortization expense related to these securities of approximately $31,000 in 2003.

    PROVISION FOR INCOME TAXES. Since inception, we have incurred net operating losses for federal and state tax purposes and have not recognized any tax provision or benefit.

    As of December 31, 2002, we had $55.9 million of federal and $8.6 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards expire through 2022, while the state net operating loss carryforwards expire through 2012. The net operating loss carryforwards for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of state net operating loss carryforwards can be utilized to offset future state taxable income and because state net operating loss carryforwards generated in earlier years have already expired. The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in situations where changes occur in the stock ownership of a company. If we should be acquired or otherwise have an ownership change, as defined in the Tax Reform Act of 1986, our utilization of these carryforwards could be restricted.

    As of December 31, 2002, the Company also had research and development tax credit carryforwards of $1.7 million and $1.6 million available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2022, while the state credit carryforward has no expiration.

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

    RESEARCH AND DEVELOPMENT. Our research and development expenses were $5.6 million for 2001 and $8.1 million for 2000, representing a decrease of 31%. This decrease was primarily related to a reduction in staff and a reduction in the use of external consultants. Research and development expenses represented 29% of total revenues for 2001 and 32% of total revenues for 2000.

    GENERAL AND ADMINISTRATIVE. general and administrative expenses were $5.5 million for 2001 and $5.4 million for 2000, representing an increase of 2%. This increase was primarily the result of patent litigation and settlement costs, offset by a reduction in personnel expenses. General and administrative expenses represented 29% of total revenues for 2001 and 21% of total revenues for 2000.

    AMORTIZATION AND WRITE-DOWN OF PURCHASED INTANGIBLES. Amortization of purchased intangibles was $3.6 million for 2001 and $2.9 million for 2000 representing an increase of 24%. The increase in amortization was primarily due to write-off of intangibles and goodwill of $2.0 million in June 2001.

    RESTRUCTURING COSTS. We restructured several operational functions during 2001. This resulted in a one-time charge of $1.7 million. The majority of this charge related to severance and other employee related benefit costs.

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

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statement of operations data for each of the twelve quarters in the three-year period ended December 31, 2002. This financial data is also expressed as a percentage of our total revenues for the periods indicated. This data has been derived from our unaudited consolidated financial statements, which have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have been in the past, and may be in the future, subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.


                                                                            QUARTER ENDED
                                         --------------------------------------------------------------------------------------
                                          MAR. 31,        JUN. 30,       SEP. 30,       DEC. 31,       MAR. 31,       JUN. 30,
                                            2000            2000           2000           2000           2001           2001
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                                                       (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Revenues:
 License .............................   $    2,881     $    4,402     $    5,356     $    5,045     $    2,131     $    2,538
 Service .............................        1,329          1,556          1,728          2,980          2,735          2,213
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total revenues ....................        4,210          5,958          7,084          8,025          4,866          4,751
                                         -----------    -----------    -----------    -----------    -----------    -----------
Cost of revenues:
 License .............................           50             16            207             31              5              1
 Service .............................          715            902            857          1,118          1,173          1,189
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total cost of revenues ............          765            918          1,064          1,149          1,178          1,190
                                         -----------    -----------    -----------    -----------    -----------    -----------
Gross profit .........................        3,445          5,040          6,020          6,876          3,688          3,561
                                         -----------    -----------    -----------    -----------    -----------    -----------
Operating expenses:
 Sales and marketing .................        5,998          5,255          5,234          6,268          4,349          3,819
 Research and development ............        2,013          2,213          2,042          1,859          1,748          1,583
 General and administrative ..........          867          1,492          1,649          1,423          1,374          1,394
 Amortization of purchased
   intangibles .......................          496            771            799            859            718          2,458
 Restructuring costs .................           --             --             --             --            785            688
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total operating expenses ..........        9,374          9,731          9,724         10,409          8,974          9,942
                                         -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations ........       (5,929)        (4,691)        (3,704)        (3,533)        (5,286)        (6,381)
Interest income (expense), net .......          367            290            299            175            177             97
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss) ....................   $   (5,562)    $   (4,401)    $   (3,405)    $   (3,358)    $   (5,109)    $   (6,284)
                                         ===========    ===========    ===========    ===========    ===========    ===========
Shares used in calculating
 basic net income (loss)
 per share ...........................       18,968         19,148         19,418         19,667         19,791         19,916
                                         ===========    ===========    ===========    ===========    ===========    ===========
Shares used in calculating
 diluted net income (loss)
 per share ...........................       18,968         19,148         19,418         19,667         19,791         19,916
                                         ===========    ===========    ===========    ===========    ===========    ===========
Basic net income (loss) per share ....   $    (0.29)    $    (0.23)    $    (0.18)    $    (0.17)    $    (0.26)    $    (0.32)
                                         ===========    ===========    ===========    ===========    ===========    ===========
Diluted net income (loss) per share ..   $    (0.29)    $    (0.23)    $    (0.18)    $    (0.17)    $    (0.26)    $    (0.32)
                                         ===========    ===========    ===========    ===========    ===========    ===========
AS A PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 License .............................         68.4%          73.9%          75.6%          62.9%          43.8%          53.4%
 Service .............................         31.6           26.1           24.4           37.1           56.2           46.6
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total revenues ....................        100.0          100.0          100.0          100.0          100.0%         100.0%
                                         -----------    -----------    -----------    -----------    -----------    -----------
Cost of revenues:
 License .............................          1.2            0.3            2.9            0.4            0.1            0.0
 Service .............................         17.0           15.1           12.1           13.9           24.1           25.0
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total cost of revenues ............         18.2           15.4           15.0           14.3           24.2           25.0
                                         -----------    -----------    -----------    -----------    -----------    -----------
Gross margin .........................         81.8           84.6           85.0           85.7           75.8           75.0
                                         -----------    -----------    -----------    -----------    -----------    -----------
Operating expenses:
 Sales and marketing .................        142.5           88.2           73.9           78.1           89.4           80.4
 Research and development ............         47.8           37.1           28.8           23.2           35.9           33.3
 General and administrative ..........         20.6           25.0           23.3           17.7           28.2           29.3
 Amortization of purchased
   intangibles .......................         11.8           12.9           11.3           10.7           14.8           51.7
 Restructuring costs .................         --             --             --             --             16.1           14.5
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total operating expenses ..........        222.7          163.3          137.3          129.7          184.4          209.3
                                         -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations ........       (140.8)         (78.7)         (52.3)         (44.0)        (108.6)        (134.3)
Interest income (expense) net ........          8.7            4.9            4.2            2.2            3.6            2.0
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss) ....................       (132.4)%        (73.9)%        (48.1)%        (41.8)%       (105.0)%       (132.3)%
                                         ===========    ===========    ===========    ===========    ===========    ===========


Table continued on next page

                                                                    21a

table continued from above page
                                                                            QUARTER ENDED
                                         --------------------------------------------------------------------------------------
                                          SEP. 30,        DEC. 31,       MAR. 31,       JUN. 30,       SEP. 30,       DEC. 31,
                                            2001            2001           2002           2002           2002           2002
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                                                       (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Revenues:
 License .............................   $    3,114     $    2,778     $      833     $    4,104     $    2,825     $    1,299
 Service .............................        2,056          1,806          1,328          1,626          1,319          1,252
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total revenues ....................        5,170          4,584          2,161          5,730          4,144          2,551
                                         -----------    -----------    -----------    -----------    -----------    -----------
Cost of revenues:
 License .............................            1              7             27             75             75            109
 Service .............................          975            636            768            759            691            522
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total cost of revenues ............          976            643            795            834            766            631
                                         -----------    -----------    -----------    -----------    -----------    -----------
Gross profit .........................        4,194          3,941          1,366          4,896          3,378          1,920
                                         -----------    -----------    -----------    -----------    -----------    -----------
Operating expenses:
 Sales and marketing .................        3,739          2,464          2,434          2,586          1,848          1,807
 Research and development ............        1,229          1,018          1,118          1,038          1,040            912
 General and administrative ..........        1,464          1,287            927            919            798            815
 Amortization of purchased
   intangibles .......................          245            213            212            142            126            289
 Restructuring costs .................          200             --             --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total operating expenses ..........        6,877          4,982          4,691          4,685          3,812          3,823
                                         -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations ........       (2,683)        (1,041)        (3,325)           211           (434)        (1,903)
Interest income (expense), net .......           14            (29)            16              4            (15)             6
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss) ....................   $   (2,669)    $   (1,070)    $   (3,309)    $      215     $     (449)    $   (1,897)
                                         ===========    ===========    ===========    ===========    ===========    ===========
Shares used in calculating
 basic net income (loss)
 per share ...........................       19,971         20,012         20,089         20,153         20,201         21,677
                                         ===========    ===========    ===========    ===========    ===========    ===========
Shares used in calculating
 diluted net income (loss)
 per share ...........................       19,971         20,012         20,089         20,486         20,201         21,677
                                         ===========    ===========    ===========    ===========    ===========    ===========
Basic net income (loss) per share ....   $    (0.13)    $    (0.05)    $    (0.16)    $     0.01     $    (0.02)    $    (0.09)
                                         ===========    ===========    ===========    ===========    ===========    ===========
Diluted net income (loss) per share ..   $    (0.13)    $    (0.05)    $    (0.16)    $     0.01     $    (0.02)    $    (0.09)
                                         ===========    ===========    ===========    ===========    ===========    ===========
AS A PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 License .............................         60.2%          60.6%          38.5%          71.6%          68.2%          50.9%
 Service .............................         39.8           39.4           61.5           28.4           31.8           49.1
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total revenues ....................        100.0%         100.0%         100.0%         100.0%         100.0%         100.0%
                                         -----------    -----------    -----------    -----------    -----------    -----------
Cost of revenues:
 License .............................          0.0            0.1            1.2            1.3            1.8            4.3
 Service .............................         18.9           13.9           35.5           13.2           16.7           20.5
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total cost of revenues ............         18.9           14.0           36.7           14.5           18.5           24.8
                                         -----------    -----------    -----------    -----------    -----------    -----------
Gross margin .........................         81.1           86.0           63.3           85.5           81.5           75.2
                                         -----------    -----------    -----------    -----------    -----------    -----------
Operating expenses:
 Sales and marketing .................         72.3           53.8          112.6           45.1           44.6           70.8
 Research and development ............         23.8           22.2           51.7           18.1           25.1           35.8
 General and administrative ..........         28.3           28.1           42.9           16.0           19.3           31.9
 Amortization of purchased
   intangibles .......................          4.7            4.6            9.8            2.5            3.0           11.3
 Restructuring costs .................          3.9            0.0            0.0            0.0            0.0            0.0
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total operating expenses ..........        133.0          108.7          217.0           81.7           92.0          149.8
                                         -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations ........        (51.9)         (22.7)        (153.7)           3.8          (10.5)         (74.6)
Interest income (expense) net ........          0.2           (0.6)           0.7            0.1           (0.4)           0.2
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss) ....................        (51.7)%        (23.3)%       (153.0)%          3.9%         (10.9)%        (74.4)%
                                         ===========    ===========    ===========    ===========    ===========    ===========



                                                           21b


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

    o shifts in demand for and market acceptance among our various products, including our newer products, EDGEXTEND and DIRECTALERT, and our older POWERTIER product;

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our business primarily through the sale of unregistered common stock in the amount of $2.0 million in November 2002, our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We have also financed our business through an equipment related loan in the maximum principal amount of $800,000 which has been repaid in full, a second equipment related loan in the amount of $655,000 and a third equipment related loan in the amount of $149,000, and capitalized leases. As of December 31, 2002, we had $8.9 million of cash and cash equivalents and $4.9 million of working capital.

    Net cash provided by operating activities was $113,000 for 2002. In 2001 and 2000, cash used in operating activities was $11.6 million and $11.7 million respectively. For 2002, cash provided by operating activities was primarily attributable to a decrease in accounts receivable and increases in deferred revenues and other accrued liabilities. This provision of operating cash was offset primarily by net losses and a decrease in accounts payable. For each of 2001 and 2000, cash used for operating activities was attributable primarily to net operating losses. These losses were offset in part by depreciation and amortization expenses.

    Net cash used in investing activities was $325,000 for 2002. Net cash provided by investing activities was $5.4 million for 2001, and net cash used in investing activities was $108,000 for 2000. For 2002, cash used in investing activities was primarily attributable to the purchase of property and equipment and the acquisition of purchased intangibles. For 2001, cash provided by investing activities consisted primarily of the sale of short-term investments. For 2000, cash used in investing activities consisted of purchases of property and equipment and purchased intangibles, offset by the sale of short-term investments.

    Net cash provided by financing activities was $1.7 million for 2002. Net cash used in financing activities was $500,000 for 2001. Net cash provided by financing activities was $3.6 million for 2000. Net cash provided by financing activities during 2002 consisted primarily of the sale of unregistered common stock and stock warrants to an investor offset by repayments under loan agreements. Net cash used in financing activities during 2001 consisted primarily of repayments of capital leases and loan agreements offset by the sale of common stock. Net cash provided by financing activities during 2000 was primarily attributable to the sale of common stock. For 2001 and 2000, net cash was also provided from borrowings under an equipment financing facility, offset by repayments of loan agreements.

    We have credit facilities with Comerica Bank. Under those credit facilities, we had a $5.0 million revolving line of credit facility at December 31, 2002 that was renegotiated in the amount of $2.5 million in March 2003 and is available until April 30, 2004 (refer to Note 11 of the "Notes to Consolidated Financial Statements" included elsewhere in this report). We also have a $655,000 equipment term loan, and a $149,000 equipment term loan. As of December 31, 2002 we had no borrowings outstanding under the revolving line of credit facility. As of December 31, 2002 we had $240,000 outstanding under the $655,000 equipment term loan. We are required to make principal payments of $21,843 per month, plus interest at the bank's base rate plus 0.5% per annum payable in 30 monthly installments. As of December 31, 2002 we had $149,000 outstanding under an equipment facility. Under this facility, borrowings outstanding of $149,000 as of January 3, 2003 converted to an 18 month term loan with principal payments of $8,284 per month beginning on February 1, 2003 plus interest at the bank's base rate plus 1% per annum. The bank's credit facilities required that as of December 31, 2002 we, among other things, maintain a minimum tangible net worth of $5.5 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2 to 1. As of December 31, 2002, our tangible net worth fell below the minimum tangible net worth ratio then in effect, and the bank waived the event. In March 2003, we renegotiated our revolving credit facility and a new covenant structure is in place. The bank's renewed credit facilities require that Company, among other things, to maintain certain working capital, tangible net worth and profitability covenants. We expect to meet these covenants. Borrowings under the facilities are collateralized by substantially all of our assets.

    Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments.

     We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least December 31, 2003, provided that we meet our targets with respect to revenues and accounts receivable collections.

    If we experience difficulties in achieving our revenue targets, our cash and cash equivalents may not be sufficient to meet our anticipated cash needs. Accordingly, our operating plans could be restricted and our business could be harmed. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business could be jeopardized.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard was not material to our financial statements as the Company did not carry any goodwill or intangible assets.

    In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired, and broadened the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002. Adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is expected to impact the timing of recognition and the amount of future restructuring activities.

    In December 2002, the FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on our financial statements.

    In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING FOR DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34, DISCLOSURE OF INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on our consolidated financial statements and will be applied prospectively.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    You should carefully consider the following risks in addition to the other information contained in this annual report on Form 10-K. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem to be material, but are not the only ones that we face.

WE HAVE A LIMITED OPERATING HISTORY IN THE DATA SERVICES MARKETS.

    Because we only commenced selling EDGEXTEND and DIRECTALERT in 2002, we have a limited operating history in the data services markets. We thus face the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing software industry. These risks include:

    o the timing and magnitude of capital expenditures by our customers and prospective customers;

    o our need to achieve market acceptance for our new product introductions, including, DIRECTALERT and EDGEXTEND;

    o our dependence for revenue from our POWERTIER product, which was first introduced in 1997 and has achieved only limited market acceptance;

    o our need to expand our distribution capability through various sales channels, including a direct sales organization, original equipment manufacturers, third party distributors, independent software vendors and systems integrators;

    o our unproven ability to anticipate and respond to technological and competitive developments in the rapidly changing market for dynamic data management;

    o   our unproven ability to compete in a highly competitive market;

    o   the decline in spending levels in the software infrastructure market;

    o our dependence on the Java programming language, commonly known as J2EE, becoming a widely accepted standard in the transactional application server market; and

    o   our dependence upon key personnel.

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NOT BECOME OR REMAIN PROFITABLE.

    We may not achieve our targeted revenues, and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $5.4 million in 2002, $15.1 million in 2001 and $16.7 million in 2000. As of December 31, 2002, we had an accumulated deficit of $61.4 million. While we are currently targeting decreases in sales and marketing, research and development, and general and administrative expenses for 2003, as compared to the levels of those expenses in 2002, we will still need to achieve our revenue targets in order to preserve cash. Because our product markets are new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the markets for our products.

WE HAVE FINANCED OUR BUSINESS THROUGH THE SALE OF STOCK AND NOT THROUGH CASH GENERATED BY OUR OPERATIONS.

    Since inception, we have generally had negative cash flow from operations. To date, we have financed our business primarily through sales of common stock and convertible preferred stock and not through cash generated by our operations. We expect to have negative cash flow from operations for the year ending December 31, 2003.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

    We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least December 31, 2003 provided that we meet our targets with respect to revenues and accounts receivable collections.

    If we experience difficulties in achieving our revenue targets, our cash and cash equivalents may not be sufficient to meet our anticipated cash needs. Accordingly, our operating plans could be restricted and our business could be harmed. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business could be jeopardized.

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

    o shifts in demand for and market acceptance among our various products, including our newer products, EDGEXTEND and DIRECTALERT, and our older POWERTIER product;

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

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In addition, the identity of our top five customers has changed from year to year. In the year ended December 31, 2002, sales to our top five customers accounted for 55% of total revenues. Sales to Cablevision accounted for 26% of total revenues and sales to Salomon Smith Barney accounted for 13% of total revenues. In the year ended December 31, 2001, sales to our top five customers accounted for 45% of total revenues. Sales to Salomon Smith Barney accounted for 15% of total revenues and sales to Cablevision accounted for 11% of total revenues. In year ended December 31, 2000, sales to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

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

BECAUSE OUR PRODUCTS PROVIDE ADDITIONAL FEATURES TO SUCCESSFUL APPLICATION SERVER PRODUCTS FROM IBM AND BEA, THEY MAY ADD THESE FEATURES TO A FUTURE VERSION OF THEIR PRODUCT, REDUCING THE NEED FOR OUR PRODUCTS.

    Because IBM and BEA control the development schedule and feature set of their products, we need to maintain a good working relationship with IBM and BEA if we decide to develop future versions of EDGEXTEND for those new versions of WebSphere and WebLogic. Failure to develop future versions compatible with the latest versions from IBM and BEA could greatly reduce market acceptance for our products. IBM or BEA could add features to their products, which would reduce or eliminate the need for our products, which could harm our business. They could develop their products in a more proprietary way to favor their own products, or as those offered by a third party, which could make it much harder for us to compete in the J2EE software market.

WE DEPEND ON THE JAVA PROGRAMMING LANGUAGE, THE ENTERPRISE JAVABEANS STANDARD AND THE JAVA 2 ENTERPRISE EDITION (J2EE) STANDARD AND DISTRIBUTED OBJECT COMPUTING, AND IF THESE TECHNOLOGIES FAIL TO GAIN ACCEPTANCE, OUR BUSINESS COULD SUFFER.

    We are focusing our marketing efforts on our EDGEXTEND products, which are based on three technologies, which have not been widely adopted by a large number of companies. These three technologies are a distributed object computing architecture, Sun Microsystems' Java programming language and J2EE. Distributed object computing combines the use of software modules, or objects, communicating across a computer network to software applications, such as our EDGEXTEND products. Our products depend upon and conform to the EJB standard. Sun Microsystems released the EJB standard in 1998, and thus far EJB has had limited market acceptance. EJB is a part of the J2EE standard; J2EE is the Java programming standard for use in an application server. Since most of our products depend upon the specialized J2EE and EJB standards, we face a limited market compared to competitors who may offer application servers based on more widely accepted standards, including the Java programming language. We expect a material portion of our future revenues will come from sales of products based on the J2EE standard. Thus, our success depends significantly upon broad market acceptance of distributed object computing in general, and Java application servers in particular. If J2EE and EJB does not become a widespread programming standard for application servers, our revenues and business could suffer.

IF WE DO NOT DELIVER PRODUCTS THAT MEET RAPIDLY CHANGING TECHNOLOGY STANDARDS AND CUSTOMER DEMANDS, WE WILL LOSE MARKET SHARE TO OUR COMPETITORS.

     The market for our products and services is characterized by rapid technological change, dynamic customer demands and frequent new product introductions and enhancements. Customer requirements for products can change rapidly as a result of innovation in software applications and hardware configurations and the emergence or adoption of new industry standards, including Internet technology standards. We may need to increase our research and development investment over our current targeted spending levels to maintain our technological leadership. Our future success depends on our ability to continue to enhance our current products and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments. For example, as Sun Microsystems introduces new J2EE specifications, we may need to introduce new versions of EDGEXTEND designed to support these new specifications to remain competitive. If IBM or BEA introduce new versions of WebSphere and WebLogic, we may need to introduce new versions of EDGEXTEND designed to support these new versions. If we do not bring enhancements and new versions of our products to market in a timely manner, our market share and revenues could decrease and our reputation could suffer. If we fail to anticipate or respond adequately to changes in technology and customer needs, or if there are any significant delays in product development or introduction, our revenues and business could suffer.

    Our EDGEXTEND for WebSphere product was released in March 2002, our EDGEXTEND for WebLogic product was released in August 2002 and our EDGEXTEND for ..NET product was released in October 2002. Any delays in releasing future enhancements to these products or new products on a generally available basis may materially effect our future revenues.

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO MAINTAIN AND TRAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

    We must maintain a strong direct sales team to generate revenues. In the last several years, we have experienced significant turnover in our sales team. In the past, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force and we may not be able to hire enough qualified individuals in the future. As a result of our employee turnover, a number of our sales people are relatively new and we may not meet our sales goals. In addition, our recently hired employees may not become productive.

BECAUSE OUR FUTURE REVENUE GOALS ARE BASED ON OUR DEVELOPMENT OF A STRONG SALES CHANNEL THROUGH INDEPENDENT SOFTWARE VENDORS, SYSTEMS INTEGRATORS, OEM PARTNERS AND OTHER RESELLERS, ANY FAILURE TO DEVELOP THIS CHANNEL MAY RESULT IN LOWER REVENUES.

    To date, we have sold our products primarily through our direct sales force, but our ability to achieve revenue growth will depend in large part on our success in establishing and leveraging relationships with independent software vendors, system integrators, OEM partners and third parties. It may be difficult for us to establish these relationships, and, even if we establish these relationships, we will then depend on the sales efforts of these third parties. In addition, because these relationships are nonexclusive, these third parties may choose to sell application servers, data management products or other alternative solutions offered by our competitors, and not our products. If we fail to successfully build our third-party distribution channels or if our third party partners do not perform as expected, our business could be harmed.

BECAUSE OUR PRODUCTS ARE OFTEN INCORPORATED INTO ENTERPRISE-WIDE SYSTEM DEPLOYMENTS, ANY DELAYS IN THESE PROJECTS MAY RESULT IN LOWER REVENUES.

    Because our products are often incorporated into multi-million dollar enterprise projects, we depend on the successful and timely completion of these large projects to fully deploy our products and achieve our revenue goals. These enterprise projects often take many years to complete and can be delayed by a variety of factors, including general or industry-specific economic downturns, our customers' budget constraints, other customer-specific delays, problems with other system components or delays caused by the OEM, independent software vendors, system integrators or other third-party partners who may be managing the system deployment. If our customers cannot successfully implement large-scale deployments, or they determine for any reason that our products cannot accommodate large-scale deployments or that our products are not appropriate for widespread use, our business could suffer. In addition, if an OEM, independent software vendors, system integrator or other third-party partner fails to complete a project utilizing our product for a customer in a timely manner, our revenues or business reputation could suffer.

BECAUSE WE COMPETE WITH SUN MICROSYSTEMS, WHO CONTROLS THE J2EE APPLICATION SERVER STANDARD, WE FACE THE RISK THAT THEY MAY DEVELOP THIS STANDARD TO FAVOR THEIR OWN PRODUCTS.

    Because Sun Microsystems controls the J2EE standard, we need to maintain a good working relationship with Sun Microsystems as we decide to develop future versions of EDGEXTEND, as well as additional products using J2EE, that will gain market acceptance. In March 1998, we entered into a license agreement with Sun Microsystems, pursuant to which we granted Sun Microsystems rights to manufacture and sell, by itself and not jointly with others, products under a number of our patents, and Sun Microsystems granted us rights to manufacture and sell, by ourselves and not jointly with others, products under a number of Sun Microsystems' patents. As a result, Sun Microsystems may develop and sell some competing products that would, in the absence of this license agreement, infringe our patents. Because Sun Microsystems controls the J2EE standard, it could develop the J2EE standard in a more proprietary way to favor a product offered by its own products, or a third party, which could make it much harder for us to compete in the J2EE software market.

MICROSOFT HAS ESTABLISHED A COMPETING APPLICATION SERVER STANDARD, WHICH COULD DIMINISH THE MARKET POTENTIAL FOR OUR PRODUCTS IF IT GAINS WIDESPREAD ACCEPTANCE.

    Our primary success has come in the J2EE market. Microsoft has established a competing standard for distributed computing, .NET. Our .NET products are new and unproven in the marketplace. If this standard gains widespread market acceptance over the J2EE or CORBA standards, our business could suffer. Because of Microsoft's resources and commanding position with respect to other markets and technologies, Microsoft's entry into the application server market may cause our potential customers to delay or change purchasing decisions. We expect that Microsoft's presence in the application server market will increase competitive pressure in this market.

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

    o   company reputation and perception of viability; and

    o   price.

     In the EDGEXTEND market, alternative technology is available from a variety of sources. Companies such as Versant, Gemstone and Excelon are middleware vendors that offer alternative data management solutions that directly target EdgeXtend's market. In addition, many prospective customers may build their own custom solutions.

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

     We continue to sell current and earlier versions of POWERTIER for J2EE application server to current customers. Our competitors for POWERTIER include both publicly and privately-held enterprises, including BEA Systems (WebLogic), IBM (WebSphere), Oracle (OAS), Secant Technologies and Sun Microsystems (Sun ONE Application Server). Many customers may not be willing to purchase our POWERTIER products because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have pre-existing customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do.

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

OUR FAILURE TO MANAGE OUR RESOURCES COULD IMPAIR OUR BUSINESS.

    Achieving our planned revenue targets and other financial objectives will place significant demands on our management and other resources, in particularly because we must achieve our revenue and product development goals using both fewer people and less money. Our ability to manage our resources effectively will require us to continue to improve our sales process and to train, motivate and manage our employees. If we are unable to manage our business effectively within our current budget, we may not be able to retain key personnel and the quality of our services and products may suffer.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Approximately 44% of our total revenues came from sales of products and services outside of the United States for the three months ended December 31, 2002, and approximately 33% of our total revenues came from sales of products and services outside of the United States for the year ended December 31, 2002. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

    o   difficulties of staffing, funding and managing foreign operations;

    o future dependence on the sales efforts of our third party distributors to expand business;

    o   longer payment cycles typically associated with international sales;

    o   tariffs and other trade barriers;

    o failure to comply with a wide variety of complex foreign laws and changing regulations;

    o exposure to political instability, acts of war, terrorism and economic downturns;

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities. As of December 31, 2002, we had approximately 23,989,958 shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradable. In addition, shares held by affiliates are tradable, subject to the volume and other restrictions of Rule 144. On November 2002, we sold 3,758,692 shares of common stock at a purchase price of $0.5321 per share, for an aggregate sale price of $2,000,000, and warrants to purchase up to 1,205,130 shares common stock at an exercise price of $0.75 per share to certain purchasers affiliated with Needham Capital Partners. In connection with this financing, we agreed to file a registration statement with the SEC covering the resale of these shares (including the shares issuable on exercise of the warrants) on the earlier of (i) 30 days after the date of this Annual Report on Form 10-K or (ii) April 30, 2003. We also agreed to file an additional registration statement on the request of the purchasers under certain circumstances. When the SEC declares this S-3 registration statement effective, the Needham affiliated purchasers will be able to freely trade these shares in the public market, subject to certain restrictions as a result of their status as an affiliate, which could result in a decrease in the price of our stock.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, AND WE HAVE RECEIVED A NOTICE FROM NASDAQ REGARDING THE POSSIBLE DELISTING OF OUR STOCK FROM THE NASDAQ SMALLCAP MARKET.

    Our common stock price has been and may continue to be highly volatile, and we expect that the market price of our common stock will continue to be subject to significant fluctuations, as a result of variations in our quarterly operating results and the overall volatility of the Nasdaq SmallCap Market. These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock. Thus, investors may have difficulty selling shares of our common stock at a desirable price, or at all. Furthermore, we have received a notice from the Nasdaq SmallCap Market that if our stock does not meet the minimum $1.00 per share minimum requirement for a 10-day period by June 2, 2003, our stock may be delisted from the Nasdaq SmallCap Market. If we cannot achieve compliance we expect to receive a formal delisting notice from the Nasdaq SmallCap Market. We currently intend to seek a Nasdaq hearing for appeal if and when we receive such notice of delisting. The maintenance of our Nasdaq SmallCap Market listing is very important to us. We intend to take appropriate actions, as necessary, including possibly seeking shareholder approval for a reverse stock split in order to maintain our Nasdaq SmallCap Market listing. If our efforts in this regard are unsuccessful, our stock would trade on the OTC "bulletin board". Delisting from the Nasdaq SmallCap Market could negatively impact our reputation and consequently our business.

    In addition, the market price of our common stock may rise or fall in the future as a result of many factors, such as:

    o   variations in our quarterly results;

    o   announcements of technology innovations by us or our competitors;

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    INTEREST RATE SENSITIVITY. Our operating results are sensitive to changes in the general level of U.S. interest rates. If market interest rates had changed by ten percent in 2002, our operating results would not have changed materially. As of December 31, 2002, most of our cash equivalents were invested in money market accounts and, thus, the principal values are not susceptible to changes in short-term interest rates.

    FOREIGN CURRENCY FLUCTUATIONS. We have certain operating transactions in foreign currencies, and maintain balances that are due or payable in foreign currencies at December 31, 2002. We estimate that a hypothetical ten percent change in foreign currency rates in 2002 would not have impacted our financial results of operations materially. We do not hedge any of our foreign currency exposure.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14(a) for an index to the consolidated financial statements and supplementary data that are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.

    The Company's Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2002, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10-13), except for the information with respect to the Company's executive officers, which is included in "Item 1. Business -- Executive Officers."

ITEM 14. CONTROLS AND PROCEDURES.

    Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system on controls is based in part upon certain assumptions about the likelihood of future events, and the design of our disclosure controls and procedures may not achieve our stated goals under all potential future conditions, regardless of how remote. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of our evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this annual report:

      (1) FINANCIAL STATEMENTS AND INDEPENDENT AUDITOR'S REPORT (pages F-1 through F-18):

           Audited Consolidated Financial Statements:

                Independent Auditors' Report

                Consolidated Balance Sheets at December 31, 2002 and 2001

                Consolidated Statements of Operations for the years ended
                  December 31, 2002, 2001 and 2000

                Consolidated Statements of Changes in Stockholders' Equity and
                  Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000

                Consolidated Statements of Cash Flows for the years ended
                  December 31, 2002, 2001 and 2000

                Notes to Consolidated Financial Statements

      (2) FINANCIAL STATEMENT SCHEDULE (pages S-1 through S-3)

           Audited Consolidated Financial Statement Schedule:

                Independent Auditors' Report

                Schedule II -- Consolidated Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

    (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

(b) Reports on Form 8-K. One report on Form 8-K was filed on November 27, 2002 during the quarter ended December 31, 2002 reporting matters under Item 5. Other Events, and Item 7, Financial Statements Pro Forma Financial Information and Exhibits.

                                 CERTIFICATIONS

I, Christopher T. Keene, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Persistence Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


                                                 /s/ CHRISTOPHER T. KEENE
                                                 ----------------------------
                                                 Christopher T. Keene
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, Christine Russell, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Persistence Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


                                                 /s/ CHRISTINE RUSSELL
                                                 -------------------------
                                                 Christine Russell
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                    DESCRIPTION
--------                                   -----------

  3.2*         Amended and Restated Certificate of Incorporation of Persistence.
  3.4          Amended and Restated Bylaws of Persistence, as amended on
               February 12, 2003
  4.1*         Specimen Stock Certificate.
  4.2***       Common stock warrant, warrant No. W-CS1, dated June 28, 2001, issued to RCG Capital Markets Group, Inc.
  10.1*        Form of Common Stock Purchase Agreement between Persistence and each of Christopher T. Keene and Derek P. Henninger.
  10.2*        Fifth Amended and Restated Investor Rights Agreement dated
               February 19, 1999 among Persistence and certain investors.
  10.4*        Form of Change of Control Agreement between Persistence and
               Christine Russell.
  10.5*        1994 Stock Purchase Plan (as amended) and Form of Common Stock
               Purchase Agreement.
  10.6         1997 Stock Plan (as amended) and Forms of Stock Option Agreement and Common Stock Purchase Agreement.
  10.7         1999 Employee Stock Purchase Plan and Form of Subscription
               Agreement.
  10.8         1999 Directors' Stock Option Plan and Form of Option Agreement.
  10.9*        Lease dated June 12, 1991 between Persistence and Great American
               Bank (as amended).
  10.10*+      Settlement and License Agreement dated March 23, 1998 between
               Persistence and Sun Microsystems, Inc.
  10.11*       Form of Indemnification Agreement between Persistence and
               officers and directors.
  10.12***     Registration Rights Agreement dated as of June 28, 2001 between
               Persistence and RCG Capital Markets Group, Inc.
  10.13*****   Amended and Restated Loan Agreement between Persistence and
               Comerica Bank dated March 6, 2002.
  10.14*****   Lease Amendment dated February 5, 2002 between Persistence and
               Cornerstone Properties I, LLC.
  10.15*****   Form of Change of Control Agreement between Persistence and each of Keith Zaky and Ed Murrer.
  10.17****    Second Amendment to the Restated Loan and Security Agreement
               between Persistence and Comerica Bank dated July 3, 2002.
  10.18****    Third Amendment to the Restated Loan and Security Agreement
               between Persistence and Comerica Bank dated July 17, 2002.
  10.19**      Common Stock Purchase Agreement dated as of November 26, 2002 by and between Persistence Software, Inc. and Needham Capital
               Partners III, L.P., Needham Capital Partners IIIA, L.P. and
               Needham Capital Partners III (Bermuda), L.P.
  10.20**      Registration Rights Agreement dated as of November 26, 2002 by and between Persistence Software, Inc. and Needham Capital
               Partners III, L.P., Needham Capital Partners IIIA, L.P. and
               Needham Capital Partners III (Bermuda), L.P.
  10.21**      Voting Agreement dated as of November 26, 2002 by and between
               Persistence Software, Inc., Christopher T. Keene and Needham
               Capital Partners III, L.P., Needham Capital Partners IIIA, L.P.
               and Needham Capital Partners III (Bermuda), L.P.
  10.22**      Form of Common Stock Warrant dated as of November 26, 2002 issued to Needham Capital Partners III, L.P., Needham Capital Partners
               IIIA, L.P. and Needham Capital Partners III (Bermuda), L.P.
  10.23        Fourth Amendment to the Restated Loan and Security Agreement
               between Persistence and Comerica Bank dated November 15, 2002.
  10.24        Amended and Restated Loan Agreement between Persistence and
               Comerica Bank dated March 20, 2003.
  21.1*        List of subsidiaries.
  23.1         Independent Auditors' Consent.
  24.1         Power of Attorney (see page 42).
  99.1         Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2         Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

* Incorporated herein by reference to our Registration Statement on Form S-1 (Commission File No. 333-76867).

** Incorporated herein by reference to our Current Report on Form 8-K filed on November 27, 2002.

*** Incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

**** Incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

***** Incorporated herein by reference to our Annual Report on Form 10K for the year ended December 31, 2001.

+ Certain information in this Exhibit has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PERSISTENCE SOFTWARE, INC.

                                           By: /s/ CHRISTOPHER T. KEENE
                                               ---------------------------------
                                               Christopher T. Keene
                                               CHAIRMAN OF THE BOARD AND
                                               CHIEF EXECUTIVE OFFICER
                                               (Principal Executive Officer)


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


Date: March 28, 2003

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

           SIGNATURE                                 TITLE                              DATE
           ---------                                 -----                              ----
/s/ CHRISTOPHER T. KEENE              Chairman of the Board and Chief Executive      March 25, 2003
--------------------------------      Officer (Principal Executive Officer)
Christopher T. Keene


/s/ CHRISTINE RUSSELL                 Chief Financial Officer (Principal             March 25, 2003
--------------------------------      Financial and Accounting Officer)
Christine Russell


/s/ OWEN BROWN                        Director                                       March 25, 2003
--------------------------------
Owen Brown


/s/ ALAN KING                         Director                                       March 25, 2003
--------------------------------
Alan King


/s/ CHRISTOPHER PAISLEY               Director                                       March 25, 2003
--------------------------------
Christopher Paisley


/s/ THOMAS SHANAHAN                   Director                                       March 25, 2003
--------------------------------
Thomas Shanahan


/s/ SANJAY VASWANI                    Director                                       March 25, 2003
--------------------------------
Sanjay Vaswani


                   PERSISTENCE SOFTWARE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Audited Consolidated Financial Statements:
  Independent Auditors' Report.............................................. F-2
  Consolidated Balance Sheets at December 31, 2002 and 2001................. F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000....................................... F-4
  Consolidated Statements of Changes in Stockholders' Equity and
     Comprehensive Loss for the years ended December 31, 2002,
     2001 and 2000.......................................................... F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000....................................... F-6
  Notes to Consolidated Financial Statements................................ F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Persistence Software, Inc.:

    We have audited the accompanying consolidated balance sheets of Persistence Software, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
January 24, 2003
(March 20, 2003 as to Note 11)


                                           PERSISTENCE SOFTWARE, INC.

                                           CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                          ---------------------
                                                                                            2002         2001
                                                                                          ---------   ---------
Current assets:
  Cash and cash equivalents ...........................................................   $  8,903    $  7,411
  Accounts receivable, net of allowances of $220 and $152, respectively ...............      1,252       4,106
  Prepaid expenses and other current assets ...........................................        392         656
                                                                                          ---------   ---------
       Total current assets ...........................................................     10,547      12,173
Property and equipment, net ...........................................................        375         796
Purchased intangibles, net of amortization of $785 and $1,088, respectively ...........        123         722
Other assets ..........................................................................         55          64
                                                                                          ---------   ---------
       Total assets ...................................................................   $ 11,100    $ 13,755
                                                                                          =========   =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................................................   $    325    $  1,070
  Accrued compensation and related benefits ...........................................        722         892
  Other accrued liabilities ...........................................................      1,188         457
  Deferred revenues, net of long-term portion .........................................      2,529       2,124
  Current portion of long-term obligations ............................................        841         847
                                                                                          ---------   ---------
       Total current liabilities ......................................................      5,605       5,390
Long-term liabilities
  Long-term portion of deferred revenues ..............................................        691          --
  Long-term obligations ...............................................................         93         421
                                                                                          ---------   ---------
       Total long-term liabilities ....................................................        784         421
                                                                                          ---------   ---------
       Total liabilities ..............................................................      6,389       5,811
                                                                                          ---------   ---------
Commitments (Note 5)
Stockholders' equity:
  Preferred stock, $0.001 par value; authorized-- 5,000,000 shares; designated and
   outstanding--none ..................................................................         --          --
  Common stock, $0.001 par value; authorized -- 75,000,000 shares; outstanding -- 2002,
   23,989,958 shares; 2001, 20,036,588 shares .........................................     66,103      64,036
  Deferred stock compensation .........................................................        (31)       (119)
  Notes receivable from stockholders ..................................................         --         (54)
  Accumulated deficit .................................................................    (61,370)    (55,930)
  Accumulated other comprehensive income ..............................................          9          11
                                                                                          ---------   ---------
       Total stockholders' equity .....................................................      4,711       7,944
                                                                                          ---------   ---------
       Total liabilities and stockholders' equity .....................................   $ 11,100    $ 13,755
                                                                                          =========   =========

                                 See notes to consolidated financial statements.


                                                      F-3


                                       PERSISTENCE SOFTWARE, INC.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                         2002        2001        2000
                                                                      ---------   ---------   ---------
Revenues:
  License .........................................................   $  9,061    $ 10,561    $ 17,684
  Service .........................................................      5,525       8,810       7,593
                                                                      ---------   ---------   ---------
       Total revenues .............................................     14,586      19,371      25,277
                                                                      ---------   ---------   ---------
Cost of revenues:
  License .........................................................        286          14         304
  Service .........................................................      2,740       3,973       3,592
                                                                      ---------   ---------   ---------
       Total cost of revenues .....................................      3,026       3,987       3,896
                                                                      ---------   ---------   ---------
Gross profit ......................................................     11,560      15,384      21,381
Operating expenses:
  Sales and marketing .............................................      8,676      14,371      22,755
  Research and development ........................................      4,108       5,578       8,127
  General and administrative ......................................      3,459       5,519       5,431
  Amortization and write-down of purchased intangibles ............        768       3,634       2,925
  Restructuring costs .............................................         --       1,673          --
                                                                      ---------   ---------   ---------
       Total operating expenses ...................................     17,011      30,775      39,238
                                                                      ---------   ---------   ---------
Loss from operations ..............................................     (5,451)    (15,391)    (17,857)
Interest and other income (expense):
  Interest income .................................................         94         394       1,401
  Interest expense ................................................        (44)        (68)        (60)
  Other, net ......................................................        (39)        (67)       (210)
                                                                      ---------   ---------   ---------
       Total interest and other income (expense) ..................         11         259       1,131
                                                                      ---------   ---------   ---------
Net loss ..........................................................   $ (5,440)   $(15,132)   $(16,726)
                                                                      =========   =========   =========
Basic and diluted net loss per share ..............................   $  (0.26)   $  (0.76)   $  (0.87)
                                                                      =========   =========   =========
Shares used in calculating basic and diluted net loss per share ...     20,529      19,919      19,330
                                                                      =========   =========   =========

                             See notes to consolidated financial statements.

                                                  F-4

                                             PERSISTENCE SOFTWARE, INC.

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                            PREFERRED STOCK                    COMMON STOCK            DEFERRED
                                      -----------------------------   -----------------------------     STOCK
                                         SHARES          AMOUNT          SHARES          AMOUNT      COMPENSATION
                                      -------------   -------------   -------------   -------------  -------------
Balances, January 1, 2000 .........             --    $         --      19,269,704    $     57,467   $     (1,206)
Net loss ..........................
Change in unrealized gain on
  investments .....................
Cumulative translation
  adjustment ......................
Comprehensive loss ................
Issuance of common stock,
  net of repurchases ..............                                        609,008           6,725
Collection of notes receivable
  from stockholders ...............
Reversal of stock arrangements
  due to cancellations ............                                                           (198)            198
Amortization of deferred
  stock compensation ..............                                                                            416
                                      -------------   -------------   -------------   -------------  -------------
Balances, December 31, 2000 .......             --              --      19,878,712          63,994           (592)
Net loss ..........................
Cumulative translation
  adjustment ......................
Comprehensive loss ................
Issuance of common stock, net of
  repurchases .....................                                        157,876             270
Collection of notes receivable
  from stockholders ...............
Issuance of stock warrants ........                                                             53            (53)
Reversal of stock arrangements
  due to cancellations ............                                                           (281)           281
Amortization of deferred
  stock compensation ..............                                                                           245
                                      -------------   -------------   -------------   -------------  -------------
Balances, December 31, 2001 .......             --              --      20,036,588          64,036           (119)
Net loss ..........................
Cumulative translation
  adjustment ......................
Comprehensive loss ................
Issuance of common stock and
  common stock warrants, net
  of repurchases ..................                                      3,953,370           2,025
Collection of notes receivable
  from stockholders ...............
Issuance of stock options,
  non-employees ...................                                                             42
Amortization of deferred
  stock compensation ..............                                                                            88
                                      -------------   -------------   -------------   -------------  -------------
Balances, December 31, 2002 .......             --    $         --      23,989,958    $     66,103   $        (31)
                                      =============   =============   =============   =============  =============

table continued on next page

                                                                      F-5a



                                          NOTES                       ACCUMULATED
                                       RECEIVABLE                         OTHER                         TOTAL
                                          FROM        ACCUMULATED     COMPREHENSIVE                 COMPREHENSIVE
                                      STOCKHOLDERS       DEFICIT      (LOSS)INCOME        TOTAL          LOSS
                                      -------------   -------------   -------------   -------------  -------------
Balances, January 1, 2000 .........   $       (161)   $    (24,072)   $        (10)   $     32,018
Net loss ..........................                        (16,726)                        (16,726)  $    (16,726)
Change in unrealized gain on
  investments .....................                                             10              10             10
Cumulative translation
  adjustment ......................                                             46              46             46
                                                                                                     -------------
Comprehensive loss ................                                                                  $    (16,670)
                                                                                                     =============
Issuance of common stock,
  net of repurchases ..............                                                          6,725
Collection of notes receivable
  from stockholders ...............             67                                              67
Reversal of stock arrangements
  due to cancellations ............
Amortization of deferred
  stock compensation ..............                                                            416
                                      -------------   -------------   -------------   -------------
Balances, December 31, 2000 .......            (94)        (40,798)             46          22,556
Net loss ..........................                        (15,132)                        (15,132)  $    (15,132)
Cumulative translation
  adjustment ......................                                            (35)            (35)           (35)
                                                                                                     -------------
Comprehensive loss ................                                                                  $    (15,167)
                                                                                                     =============
Issuance of common stock, net of
  repurchases .....................                                                            270
Collection of notes receivable
  from stockholders ...............             40                                              40
Issuance of stock warrants ........
Reversal of stock arrangements
  due to cancellations ............
Amortization of deferred
  stock compensation ..............                                                            245
                                      -------------   -------------   -------------   -------------
Balances, December 31, 2001 .......            (54)        (55,930)             11           7,944
Net loss ..........................                         (5,440)                         (5,440)  $     (5,440)
Cumulative translation
  adjustment ......................                                             (2)             (2)            (2)
                                                                                                     -------------
Comprehensive loss ................                                                                  $     (5,442)
                                                                                                     =============
Issuance of common stock and
  common stock warrants, net
  of repurchases ..................                                                          2,025
Collection of notes receivable
  from stockholders ...............             54                                              54
Issuance of stock options,
  non-employees ...................                                                             42
Amortization of deferred
  stock compensation ..............                                                             88
                                      -------------   -------------   -------------   -------------
Balances, December 31, 2002 .......   $         --    $    (61,370)   $          9    $      4,711
                                      =============   =============   =============   =============




                                  See notes to consolidated financial statements.


                                                       F-5b


                                          PERSISTENCE SOFTWARE, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------
                                                                              2002       2001        2000
                                                                           ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................................   $ (5,440)   $(15,132)   $(16,726)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Allowance for doubtful accounts ...................................        353         951         896
     Depreciation and amortization .....................................      1,198       2,275       3,842
     Write-down of purchased intangibles ...............................        160       1,988          --
     Loss on sale of fixed assets ......................................         14         164          --
     Amortization of deferred stock compensation .......................         88         245         416
     Issuance of warrants and options to non-employees .................         42          --          --
     Reserve for loss on lease liability ...............................         22          --          --
     Changes in operating assets and liabilities:
       Accounts receivable .............................................      2,501       2,064      (2,332)
       Prepaid expenses and other current assets .......................        264         175        (265)
       Accounts payable ................................................       (745)       (587)        287
       Accrued compensation and related benefits .......................       (171)     (1,895)        983
       Other accrued liabilities .......................................        731      (1,274)        537
       Deferred revenues ...............................................      1,096        (558)        667
                                                                           ---------   ---------   ---------
          Net cash provided by (used in) operating activities ..........        113     (11,584)    (11,695)
                                                                           ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments .........................         --       5,387       1,965
  Purchase of property and equipment ...................................       (176)       (101)     (1,422)
  Proceeds from sale of property and equipment .........................         --          93          --
  Acquisition of purchased intangibles .................................       (158)         --        (619)
  Deposits and other ...................................................          9          48         (32)
                                                                           ---------   ---------   ---------
          Net cash provided by (used) in investing activities ..........       (325)      5,427        (108)
                                                                           ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock, net of repurchases and issuance costs ..........      2,025         270       3,465
  Repurchase of common stock ...........................................         --          --          (1)
  Collection of notes receivable from stockholders .....................         54          40          67
  Repayment of capital lease obligations ...............................        (33)        (43)        (77)
  Repayment of obligations incurred to acquire purchased intangibles ...       (160)       (470)       (160)
  Borrowing under loan agreement .......................................        149         122         533
  Repayment under loan agreements ......................................       (329)       (419)       (267)
                                                                           ---------   ---------   ---------
          Net cash provided by (used) in financing activities ..........      1,706        (500)      3,560
                                                                           ---------   ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...........         (2)        (35)         46
                                                                           ---------   ---------   ---------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease) ..............................................      1,492      (6,692)     (8,197)
  Beginning of year ....................................................      7,411      14,103      22,300
                                                                           ---------   ---------   ---------
  End of year ..........................................................   $  8,903    $  7,411    $ 14,103
                                                                           =========   =========   =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capital leases ...........   $     18    $     --    $     73
                                                                           =========   =========   =========
  Long-term obligations incurred to acquire purchased intangibles ......   $     --    $   (150)   $  1,435
                                                                           =========   =========   =========
  Release of compensatory stock arrangements ...........................   $     --    $    281    $     --
                                                                           =========   =========   =========
  Compensatory stock arrangements ......................................   $     --    $    (53)   $     --
                                                                           =========   =========   =========
  Common stock issued for purchased intangibles ........................   $     --    $     --    $  3,063
                                                                           =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --CASH
  PAID DURING THE YEAR FOR:
  Interest .............................................................   $     44    $     68    $     60
                                                                           =========   =========   =========
  Income taxes .........................................................   $     34    $     66    $    132
                                                                           =========   =========   =========

                               See notes to consolidated financial statements.

                                                     F-6

                           PERSISTENCE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS -- Persistence Software solves data access problems for distributed and real-time systems. The Company's solutions help deliver better business visibility for applications which require current information about customers, products and suppliers.

    The Company provides a suite of data management products that sit between existing databases - such as Oracle and DB/2 - and application servers - such as WebLogic and WebSphere. Developers can configure these products to structure and position business information with optimal efficiency, improving application server performance and simplifying application distribution while reducing database costs.

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

    PURCHASED INTANGIBLES are stated at cost. Amortization is computed using the straight-line method over the estimated useful lives of two to three years. Purchased intangibles at December 31, 2002 were $123,000 net of amortization.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF -- The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2002, the Company determined that certain intangible assets were impaired and, thus, recorded a write-down of $160,000. In fiscal 2001, the Company determined that certain intangible assets were impaired and, thus, recorded a write-down of $2.0 million. Refer to Note 2.

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

    NOTES RECEIVABLE FROM STOCKHOLDERS -- The notes receivable from stockholders were issued at market rates in exchange for common stock, bear interest at 5.93% per annum, and were paid in full during fiscal 2002. The notes were full-recourse.

    REVENUE RECOGNITION -- Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support.

    LICENSE REVENUE -- Revenue from software licenses is recognized upon shipment of the software if collection of the resulting receivable is probable, an executed agreement has been signed, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services. For sales made through distributors, revenue is recognized upon shipment. Distributors have no right of return. Royalty revenues are recognized when the software or services has been delivered, collection is reasonably assured and the fees are determinable.

    SERVICE REVENUE -- Revenue from customer training, support and consulting services is recognized as the services are performed. Support revenue is recognized ratably over the term of the support contract until support revenue is recognized it is included in "deferred revenue" on the accompanying consolidated balance sheet. If support or professional services are included in an arrangement that includes a license agreement, amounts related to support or professional services are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price when such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority. Arrangements which require significant modification or customization of software are recognized under the percentage of completion method.

    INCOME TAXES -- Income taxes are provided using an asset and liability approach which requires recognition of deferred tax liabilities and assets, net of valuation allowances, for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss and tax credit carryforwards.

    FOREIGN CURRENCY TRANSACTIONS -- The functional currencies of the Company's foreign subsidiaries are the British Pound Sterling, Euro and the Hong Kong Dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, nonmonetary assets and liabilities are translated at historical rates and net sales and expenses are translated at average exchange rates in effect during the period. Translation gains and losses, which are included in the balance sheets and in other comprehensive income (loss) in the accompanying consolidated statements of changes in stockholders' equity, have not been significant.

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

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION as amended by SFAS 148 ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE, requires the disclosure of pro forma net loss as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for options outstanding under the 1997 Stock Plan: expected life, 30 months following vesting in 2002, 24 months following vesting in 2001 and 2000; risk free interest rate of 4.0% in 2002, 5.0% in 2001, 5.1% in 2000; volatility of 147% for 2002, 183% for 2001,
124% for 2000; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards granted in 1997 and after had been amortized to expense over the vesting period of the awards, pro forma net loss (net of amortization of deferred compensation expense already recorded for the years ended December 31, 2002, 2001 and 2000, as discussed above) would have been approximately as follows:


                                                                      YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  2002         2001       2000
                                                                ---------   ---------   ---------
Net loss applicable to common shareholders: .................
As reported .................................................   $ (5,440)   $(15,132)   $(16,726)
Stock-based employee compensation expense included in
  reported loss .............................................         88         245         416
Total stock-based employee compensation expense
   determined under fair value based method for all awards ..     (1,301)      3,785     (10,677)
                                                                ---------   ---------   ---------
Pro forma net loss ..........................................   $ (6,653)   $(11,102)   $(26,987)
                                                                =========   =========   =========

Basic and diluted net loss applicable to common
 shareholders per share:
As reported .................................................   $  (0.26)   $  (0.76)   $  (0.87)
                                                                =========   =========   =========
Pro forma ...................................................   $  (0.33)   $  (0.56)   $  (1.40)
                                                                =========   =========   =========

    The pro-forma reduction in net loss for 2001 from the amount reported was due to the cancellation of unvested options that had higher original exercise prices than the repriced options granted later in the year. This issue is further discussed in the "stock option repricing" section of Note 6.

    The Company accounts for stock-based awards to consultants using the multiple option method as described by FASB Interpretation No. 28. Stock-based compensation expense is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option-pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates.

    NET LOSS PER COMMON SHARE -- Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented. This result is due to the exclusion of all potentially dilutive securities, which are anti-dilutive because of the Company's net losses.

    CONCENTRATION OF CREDIT RISK -- Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. The risk associated with cash and cash equivalents is mitigated by using only high-quality financial institutions. The Company primarily sells its products to companies in the United States and Europe. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for potential credit losses.

    FINANCIAL INSTRUMENTS -- The Company's financial instruments include cash and cash equivalents, notes receivable from stockholders and long-term debt. At December 31, 2002 and 2001, the fair value of these financial instruments approximated their financial statement carrying amounts, because the financial instruments are either short-term or reflect interest rates consistent with market rates.

    SIGNIFICANT ESTIMATES -- The preparation of financial statements in conformity with accounting principles as generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. This includes our bad debt policy which requires that we maintain a specific allowance for certain doubtful accounts and a general allowance for the majority of the non-specifically reserved accounts. Actual results could differ from these estimates.

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

    The Company has incurred net losses each year since 1996 including losses of $5.4 million in 2002, $15.1 million in 2001, and $16.7 million in 2000. As of December 31, 2002, the Company had an accumulated deficit of $61.4 million. The Company believes its cash and cash equivalents of $8.9 million are sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least December 31, 2003. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, we may seek to raise additional financing or reduce the scope of our planned product development and marketing efforts.

    COMPREHENSIVE (LOSS)/INCOME -- In 2002, the Company's comprehensive loss included a cumulative translation adjustment of $2,000. In 2001, the Company's comprehensive loss included a cumulative translation adjustment of $35,000 and in 2000 the comprehensive income included an unrealized gain on investments of $10,000 and a cumulative translation adjustment of $46,000.

    SEGMENTS OF AN ENTERPRISE -- The Company currently operates in one reportable segment and the chief operating decision maker is the Company's Chief Executive Officer.

    RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard was not material to the Company's financial statements as the Company did not carry any goodwill or intangible assets.

    In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired, and broadened the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002. Adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is expected to impact the timing of recognition and the amount of future restructuring activities.

    In December 2002, the FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on our financial statements.

    In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING FOR DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34, DISCLOSURE OF INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on our consolidated financial statements and will be applied prospectively.

2. ASSET WRITE-DOWNS AND EMPLOYEE TERMINATION COSTS

During 2002, the Company recorded an impairment charge of $160,000 relating to the Company's evaluation of certain purchased intangible assets. During 2001, the Company recorded an impairment charge of $2.0 million relating to the Company's evaluation of certain purchased intangible assets. These intangible assets were written down to reflect the carrying value of these assets to their net realizable values, which reflect the expected economic benefits to be derived from the use of these assets.

During 2002, no restructuring costs were incurred. During 2001, the Company adopted a plan to make organizational changes and reduce its work force. The Company recorded and paid $1.7 million in charges for employee severance and related operating expenses. This plan involved terminating 68 domestic employees, of which 35 were in sales and marketing, 25 were in research and development and 8 were in the general and administration functions. There were no accrued and unpaid severance costs at December 31, 2001.

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                               DECEMBER 31,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
                                                              (IN THOUSANDS)
Equipment...............................................  $   3,306   $   3,189
Software................................................      1,119       1,093
Leasehold improvements..................................        177         177
                                                          ----------  ----------
                                                              4,602       4,459
Accumulated depreciation and amortization...............     (4,227)     (3,663)
                                                          ----------  ----------
                                                          $     375   $     796
                                                          ==========  ==========

4. LONG-TERM OBLIGATIONS

    Long-term obligations consist of:

                                                                DECEMBER 31,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
                                                              (IN THOUSANDS)
Equipment term loan.....................................  $      --   $      67
Equipment term loan.....................................        240         502
Equipment term loan.....................................        149          --
Capital lease obligations (see Note 5)..................         28          44
Other long-term obligations.............................        517         655
                                                          ----------  ----------
                                                                934       1,268
Less current portion....................................       (841)       (847)
                                                          ----------  ----------
                                                          $      93   $     421
                                                          ==========  ==========

    Borrowings under the following facilities with a bank are collateralized by substantially all of the Company's assets.

    In November 2001, the Company renewed its credit facilities with the bank for a $5 million revolving line of credit facility available through April 30, 2003. As of December 31, 2002, the Company had no borrowings outstanding under the credit facility. Under this facility, any outstanding borrowings will bear interest at the bank's prime rate (4.25 % at December 31, 2002) plus 0.5%. On March 20, 2003, the Company renewed its credit facilities with the bank. Under the renewed facilities the Company's revolving credit line has been reduced to $2.5 million and is available through April 30, 2004. (Refer to Note 11 for amendment.)

    As of March 2002, the Company had paid in full $67,000 outstanding under its $800,000 equipment term loan, which bore interest at 7.75%.

    As of December 31, 2002, the Company had $240,000 outstanding under its $655,000 equipment term loan with the bank. The Company is required to make principal payments of $21,843 per month, plus interest, at the bank's base rate (4.25% at December 31, 2002) plus 0.5% per annum, payable in monthly installments through November 2003.

    As of December 31, 2002, the Company had $149,000 outstanding under an equipment term loan for the maximum principal amount of $250,000. Under this facility borrowings outstanding on January 3, 2003 converted to an 18-month term loan with principal payments of $8,284 per month beginning on February 1, 2003 with interest at the bank's base rate plus 1% per annum.

    The credit facilities require the Company, among other things, to maintain a minimum tangible net worth of $5.5 million and a minimum quick ratio (current assets, not including inventory, less current liabilities) of 2 to 1. As of December 31, 2002, the Company's tangible net worth fell below the minimum tangible net worth then in effect and the bank waived this covenant. On March 20, 2003, the Company renewed its credit facilities with the bank and a new covenant structure is in place. (Refer to Note 11 for amendment.)

    Other long-term obligations represent uncollateralized non-interest-bearing amounts payable for the acquisition of various purchased intangibles that are generally due within two years.

    As of December 31, 2002, annual maturities under the equipment financing facility, the existing equipment term loan, and the other long-term obligations are as follows (includes capital lease obligations):

FISCAL YEAR ENDING DECEMBER 31,                                (IN THOUSANDS)
-------------------------------                                --------------
  2003....................................................        $    841
  2004....................................................              85
  2005....................................................               6
  2006....................................................               2
                                                                  ---------
          Total...........................................        $    934
                                                                  =========

5. LEASE COMMITMENTS

    Equipment with a net book value of $28,000 and $37,000 at December 31, 2002 and 2001, respectively, (net of accumulated amortization of $80,000 and $47,000) has been leased under capital leases.

    The Company leases its principal facility under a noncancelable operating lease expiring on December 31, 2004. Rent expense was approximately $463,000, $773,000 and $965,000 in 2002, 2001 and 2000, respectively.

    Future minimum payments under the Company's leases at December 31, 2002 are:

                                                           CAPITAL    OPERATING
                                                           LEASES       LEASES
                                                         ----------   ----------
                                                              (IN THOUSANDS)
2003................................................            20          540
2004................................................             8          761
2005................................................             8           67
2006................................................             3           --
                                                         ----------   ----------
          Total.....................................            39    $   1,368
Amount representing interest........................           (11)   ==========
                                                         ----------
Present value.......................................            28
Current portion.....................................           (15)
                                                         ----------
Long-term portion...................................     $      13
                                                         ==========

The Company has sublet a portion of its office space to sub-tenants. The future minimum lease payments due to the Company under these subleases is $210,000 at December 31, 2002 of which $102,000 is for the year ending December 31, 2003, $59,000 is for the year ending December 31, 2004 and $49,000 is for the year ending December 31, 2005.

6. STOCKHOLDERS' EQUITY

   1994 STOCK PURCHASE PLAN

    Under the 1994 Stock Purchase Plan (the "Plan"), the Company could sell common stock to employees of the Company at the fair market value as determined by the Board of Directors. Sales are to be made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. No shares were issued under the Plan in 2001, 2000 and 1999. The Company has the right to repurchase these shares at the original issuance price upon termination of employment; this right expires ratably over four years. During 2001 the Company repurchased no shares. During 2000 and 1999, the Company repurchased 5,782 and 10,084 shares, respectively, at prices ranging from $0.06 to $0.23 per share. At December 31, 2002 and at December 31, 2001, no shares were subject to repurchase and no shares were available for future grant.

   1997 STOCK PLAN

    As of December 31, 2002, the Company has reserved 7,579,652 shares of common stock for issuance, at the discretion of the Board of Directors, to officers, directors, employees and consultants pursuant to its 1997 Stock Plan. This reserved amount was increased automatically on January 1, 2003 under the provisions of the Plan by 985,000 shares to 8,564,562 shares reserved. This excludes a maximum of 38,645 additional shares that may be transferred from the 1994 Stock Purchase Plan. The 1997 Stock Plan also provides for an automatic annual increase on the first day of 2003, 2004 and 2005 equal to the lesser of 985,000 shares, 4.94% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number as determined by the Board of Directors.

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

    Additional information with respect to options under the 1997 Stock Plan and the 1999 Directors' Stock Option Plan is as follows:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                        NUMBER OF   OPTION PRICE
                                                                                         OPTIONS      PER SHARE
                                                                                     -------------   -----------
Outstanding, January 1, 2000
  (279,720 exercisable at a weighted average exercise price of $3.33).............      3,243,475     $   9.65
  Granted (weighted average fair value of $10.95).................................      2,675,450     $  13.53
  Exercised.......................................................................       (365,734)    $   7.02
  Canceled........................................................................     (1,664,439)    $  10.81
                                                                                     -------------   -----------
Outstanding, December 31, 2000
  (1,028,433 exercisable at a weighted average exercise price of $9.85)...........      3,888,752     $  12.06
  Granted (weighted average fair value of $1.36)..................................      4,696,844     $   1.47
  Exercised.......................................................................       (192,096)    $   0.56
  Canceled........................................................................     (5,057,030)    $   9.43
                                                                                     -------------   -----------
Outstanding, December 31, 2001
  (1,041,710 exercisable at a weighted average exercise price of $3.51)...........      3,336,470     $   1.82
  Granted (weighted average fair value of $0.62)..................................      1,009,000     $   0.70
  Exercised.......................................................................        (79,697)    $   0.63
  Canceled........................................................................       (610,685)    $   2.70
                                                                                     -------------   -----------
Outstanding, December 31, 2002                                                          3,655,088     $   1.38
                                                                                     =============   ===========

    Additional information regarding options outstanding as of December 31, 2002 is as follows:

                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                               ----------------------------------------------  --------------------
                                            WEIGHTED AVERAGE                               WEIGHTED
                                                REMAINING         WEIGHTED                  AVERAGE
              RANGE OF           NUMBER        CONTRACTUAL         AVERAGE       NUMBER    EXERCISE
           EXERCISE PRICES     OUTSTANDING    LIFE (YEARS)     EXERCISE PRICE  EXERCISABLE   PRICE
           ---------------     -----------    ------------     --------------  -----------   -----
          $ 0.01 to $ 0.50       576,938         8.54              $ 0.43       175,998     $  0.41
          $ 0.51 to $ 5.00     2,921,650         8.97              $ 1.01     1,269,746     $  1.19
          $ 5.01 to $10.00        95,000         6.97              $ 9.11        86,708     $  9.23
          $10.01 to $15.00        29,000         3.50              $13.85        28,312     $ 13.86
          $15.01 to $20.00        23,500         4.60              $16.24        22,250     $ 16.29
          $20.01 to $22.50         9,000         6.75              $21.63         8,270     $ 21.69
                             -----------      --------           ---------   ----------     -------
                               3,655,088         8.77              $ 1.38     1,591,284     $  2.09
                             ===========                                     ==========

   1999 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1999 Employee Stock Purchase Plan (the "ESPP") became effective upon the closing of the Company's initial public offering in June 1999. Under the ESPP, eligible employees may purchase common stock through payroll deductions, which may not exceed 20% of any employee's compensation, nor more than 2,500 shares in any one purchase period. A total of 1,191,850 shares of common stock has been reserved for issuance under the ESPP as of December 31, 2002. The ESPP allows for an automatic annual increase on the first day of 2003 and 2004 equal to the lesser of 250,000 shares or 1% of outstanding common stock on the last day of the immediately preceding fiscal year. During 2002, 114,981 shares were issued under the ESPP at prices ranging from $0.37 to $0.60 per share resulting in aggregate proceeds of $45,000. During 2001, 90,364 shares were issued under the ESPP at prices ranging from $0.41 to $3.29 per share resulting in aggregate proceeds of $178,000. During 2000, 104,077 shares were issued under the ESPP at prices ranging from $9.35 to $14.56 per share and aggregate proceeds of $1,037,000.

   DEFERRED STOCK COMPENSATION

    In connection with grants of certain stock options and issuance of common stock in 2001 and 2000 the Company recorded nil (net of terminations of $281,000) and, $85,000 (net of terminations of $283,000), respectively, for the difference between the estimated fair value and the stock price as determined by the Board of Directors on the date of grant/issuance. This amount is being amortized to expense over the vesting period of the related stock/stock options (generally four years). Amortization of deferred stock compensation for the years ended December 31, 2002, 2001, and 2000 was $88,000, $245,000, and
$416,000 respectively.

    ISSUANCE OF STOCK WARRANTS

    During 2002, the Company issued certain affiliated investors warrants for the purchase of 1,205,130 shares of common stock at an exercise price of $0.75 in connection with a common stock purchase agreement. Such warrants vested immediately. The Company recorded fair value of the warrants of $576,000 using the Black-Scholes pricing model using a risk free interest rate of 4.8%, contractual life of five years and volatility of 135%. This was recorded as part of the common stock offering costs.

    During 2002, the Company issued stock warrants to a non-employee for consulting services for the purchase of 50,000 shares of common stock at an exercise price of $0.38. Such warrants vested immediately. The Company recorded compensation expense equal to the fair value of the vested warrants using the Black-Scholes pricing model using a risk free interest rate of 4.8%, contractual life of five years and volatility of 130%. The compensation expense recorded in 2002 was $17,000 and was recognized in the accompanying statement of operations in accordance with the related service being performed.

    During 2001, the Company issued stock warrants to a nonemployee for consulting services for the purchase of 80,000 shares of common stock at an exercise price of $0.57. Such warrants vest over a period of four years. The Company recorded compensation expense equal to the fair value of the vested warrants using the Black-Scholes pricing model using a risk free interest rate of 5.0%, contractual life of five years and volatility of 162%. The compensation expense recorded in 2001 was $53,000.

7. NET LOSS PER SHARE

    The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                                            YEAE ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                         2002        2001         2000
                                                                     ----------   ----------   ----------
Net loss (numerator), basic and diluted........................      $  (5,440)   $ (15,132)   $ (16,726)
Shares (denominator):
  Weighted average common shares outstanding...................         20,529       19,946       19,621
  Weighted average common shares outstanding subject
     to repurchase.............................................             --          (27)        (291)
                                                                     ----------   ----------   ----------
  Shares used in computation, basic and diluted................         20,529       19,919       19,330
                                                                     ==========   ==========   ==========
Net loss per share, basic and diluted..........................      $   (0.26)   $   (0.76)   $   (0.87)
                                                                     ==========   ==========   ==========

    For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following:

                                                                              DECEMBER 31,
                                                                ------------------------------------------
                                                                    2002           2001           2000
                                                                ------------   ------------   ------------
Shares of common stock subject to repurchase...............              --             --        184,167
Outstanding options........................................       3,655,088      3,336,470      3,888,752
Warrants...................................................       1,335,130         80,000             --
                                                                ------------   ------------   ------------
          Total............................................       4,990,218      3,416,470      4,072,919
                                                                ============   ============   ============
Weighted average exercise price of options.................     $      1.38    $      1.82    $     12.06
                                                                ============   ============   ============
Weighted average exercise price of warrants................     $      0.73    $      0.57    $        --
                                                                ============   ============   ============


8. INCOME TAXES

    The Company's deferred income tax assets are comprised of the following at December 31:

                                                            2002         2001
                                                         ----------   ----------
                                                              (IN THOUSANDS)
Net deferred tax assets:
  Net operating loss carryforwards.....................  $  20,330    $  17,491
  Accruals deductible in different periods.............        595          179
  General business credits.............................      3,593        2,469
  Depreciation and amortization........................      3,308        3,485
                                                         ----------   ----------
                                                            27,826       23,624
  Valuation allowance..................................    (27,826)     (23,624)
                                                         ----------   ----------
          Total........................................  $      --   $       --
                                                         ==========  ===========

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, as of December 31, 2002 and 2001, the Company has fully reserved its net deferred tax assets of approximately $27.8 million and $23.6 million, respectively.

    The Company's effective rate differs from the expected benefit at the federal statutory tax rate at December 31 as follows:

                                                     2002      2001       2000
                                                   --------  --------   --------
Federal statutory tax rate....................      (35.0)%   (35.0)%    (35.0)%
State taxes, net of federal benefit...........       (6.0)     (6.0)      (6.0)
Stock compensation expense....................         --        --        1.0
Other.........................................        0.3       0.1        0.4
Valuation allowance...........................       40.7      40.9       39.6
                                                   --------  --------   --------
Effective tax rate.............................        --%       --%        --%
                                                   ========  ========  =========

    Substantially all of the Company's loss from operations for all periods presented is generated from domestic operations.

    At December 31, 2002, the Company has net operating loss (NOL) carryforwards of approximately $55.9 million and $8.6 million for federal and state income tax purposes, respectively. The federal NOL carryforwards expire through 2022, while the state NOL carryforwards expire through 2012. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of state net operating losses can be utilized to offset future state taxable income and because state net operating loss carry forwards generated in earlier years have already expired.

    At December 31, 2002, the Company also has research and development credit carryforwards of approximately $1.7 million and $1.6 million available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2022, while the state credit carryforward has no expiration.

    The extent to which the loss and credit carryforwards can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

9. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

    The Company is engaged in the development and marketing of transactional application server software products and operates in one reportable segment under SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

   GEOGRAPHIC INFORMATION

                                                        YEARS ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------
                                       2002                       2001                      2000
                              -----------------------   -----------------------   ------------------------
                                           LONG-LIVED                LONG-LIVED                 LONG-LIVED
                              REVENUES(1)    ASSETS     REVENUES(1)    ASSETS     REVENUES(1)     ASSETS
                              -----------    ------     -----------    ------     -----------     ------
                                                            (IN THOUSANDS)
United States............      $  9,764     $   538      $ 11,989     $ 1,526      $ 18,107      $ 6,054
Europe...................         4,550          14         5,505          54         4,755           73
Rest of the world........           272           1         1,877           2         2,415           72
                               --------     -------      --------     -------      --------      -------
                               $ 14,586     $   553      $ 19,371     $ 1,582      $ 25,277      $ 6,199
                               ========     =======      ========     =======      ========      =======
__________

(1) Revenues are broken out geographically by the ship-to location of the customer.

   SIGNIFICANT CUSTOMERS

    During 2002, one customer accounted for 26% of the Company's total revenues and another customer accounted for 13% of the Company's total revenues. During 2001, one customer accounted for 15% of the Company's total revenues and another customer accounted for 11% of the Company's total revenues. During 2000, one customer accounted for 16% of the Company's total revenues and one customer (a common stockholder) accounted for 5% of the Company's total revenues.

    At December 31, 2002, two customers accounted for 25% of accounts receivable. At December 31, 2001, two customers accounted for 11% of accounts receivable.

10. EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 20% up to the maximum allowed under IRS rules). Company contributions are discretionary; no such Company contributions have been made since inception of this plan.

11. SUBSEQUENT EVENTS

    On March 20, 2003, the Company has renewed its credit facilities with a bank. Under the renewed facilities, the Company continues to have a revolving line of credit facility of up to $2.5 million available through April 30, 2004. The banks renewed credit facilities require the Company, among other things, to maintain certain working capital, tangible net worth and profitability covenants. We expect to meet these covenants. Borrowings under the facility are collateralized by substantially all of the Company's assets.

                           PERSISTENCE SOFTWARE, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Audited Consolidated Financial Statement Schedule:
  Independent Auditors' Report............................................  S-2
  Schedule II-- Consolidated Schedule of Valuation and Qualifying
     Accounts for the years ended December 31, 2002, 2001 and 2000........  S-3

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Persistence Software, Inc.:

    We have audited the consolidated financial statements of Persistence Software, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 24, 2003 (March 20, 2003 as to Note
11). Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

San Jose, California
January 24, 2003


                                                         SCHEDULE II

                                                 PERSISTENCE SOFTWARE, INC.
                                 CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                        BALANCE AT
                                         $000'S          BEGINNING   CHARGED TO COST  DEDUCTIONS/   BALANCE AT
                                                          OF YEAR     AND EXPENSES    WRITE-OFFS    END OF YEAR
                                                          -------     ------------    ----------    -----------
Year ended December 31, 2000 Allowance for
  doubtful accounts ..............................     $       332     $      915    $     (19)      $   1,228
Year ended December 31, 2001 Allowance for
  doubtful accounts...............................     $     1,228     $      951    $  (2,027)      $     152
Year ended December 31, 2002 Allowance for
  doubtful accounts...............................     $       152     $      353    $    (285)      $     220
