Form 10-Q
period 2003-03-31
PERSISTENCE SOFTWARE INC
filed 2003-05-15
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

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

         As of April 30, 2003, there were 24,044,735 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.     FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS.                                     3

                    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,
                    2003 AND DECEMBER 31, 2002.                               3

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                    THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.           4

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                    THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.           5

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.     6

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.                      8

            ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                    MARKET RISK.                                             23

            ITEM 4. CONTROLS AND PROCEDURES.                                 24

PART II.    OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS.                                       25

            ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.               25

            ITEM 5. OTHER INFORMATION.                                       25

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                        25

SIGNATURES                                                                   26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              PERSISTENCE SOFTWARE, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                           MARCH 31,      DECEMBER 31,
                                                             2003             2002
                                                         ------------     ------------
                                                                               [1]

                                        ASSETS

Current assets:
  Cash and cash equivalents                              $     7,101      $     8,903
  Accounts receivable, net                                     1,995            1,252
  Prepaid expenses and other current assets                      236              392
                                                         ------------     ------------
          Total current assets                                 9,332           10,547
Property and equipment, net                                      290              375
Purchased intangibles, net                                        87              123
Deposits and other assets                                         55               55
                                                         ------------     ------------
          Total assets                                   $     9,764      $    11,100
                                                         ============     ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $       293      $       325
  Accrued compensation and related benefits                      770              722
  Other accrued liabilities                                    1,026            1,188
  Deferred revenues net of long-term portion                   2,584            2,529
  Current portion of long-term obligations                       780              841
                                                         ------------     ------------
          Total current liabilities                            5,453            5,605
Long-term liabilities:
  Long-term portion of deferred revenues                         534              691
  Long-term obligations                                           64               93
                                                         ------------     ------------
          Total long-term liabilities                            598              784
                                                         ------------     ------------
          Total liabilities                                    6,051            6,389
                                                         ------------     ------------
Stockholders' equity:
  Preferred stock                                                 --               --
  Common stock                                                66,114           66,103
  Deferred stock compensation                                    (25)             (31)
  Accumulated deficit                                        (62,377)         (61,370)
  Accumulated other comprehensive loss                             1                9
                                                         ------------     ------------
          Total stockholders' equity                           3,713            4,711
                                                         ------------     ------------
          Total liabilities and stockholders' equity     $     9,764      $    11,100
                                                         ============     ============

[1] The condensed consolidated balance sheet as of December 31, 2002 has been extracted from the consolidated financial statements as of that date, and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

               See notes to condensed consolidated financial statements.

                                          3

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                        ------------------------
                                                          2003            2002
                                                        ---------      ---------
Revenues:
  Licenses                                              $  1,294       $    833
  Service                                                  1,229          1,328
                                                        ---------      ---------
    Total revenues                                         2,523          2,161
                                                        ---------      ---------
Cost of revenues:
  Licenses                                                     3             27
  Service                                                    477            768
                                                        ---------      ---------
    Total cost of revenues                                   480            795
                                                        ---------      ---------
Gross profit                                               2,043          1,366
Operating expenses:
  Sales and marketing                                      1,531          2,434
  Research and development                                   849          1,118
  General and administrative                                 643            927
  Amortization of purchased intangibles                       36            212
                                                        ---------      ---------
    Total operating expenses                               3,059          4,691
                                                        ---------      ---------
Loss from operations                                      (1,016)        (3,325)
Interest and other income (expense):
  Interest income                                             19             35
  Interest expense                                            (8)           (10)
  Other, net                                                  (3)            (9)
                                                        ---------      ---------
    Total interest and other income (expense)                  8             16
                                                        ---------      ---------
Net loss                                                $ (1,008)      $ (3,309)
                                                        =========      =========
Basic and diluted net loss per share                    $  (0.04)      $  (0.16)
                                                        =========      =========
Shares used in calculating basic
  and diluted net loss per share                          24,026         20,089
                                                        =========      =========

            See notes to condensed consolidated financial statements.

                                  PERSISTENCE SOFTWARE, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         ---------------------
                                                                           2003         2002
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(1,008)     $(3,309)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                           141          381
     Amortization of deferred stock compensation                               6           34
     Issuance of warrants and options to non-employees and other              (8)          --
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (743)         226
       Prepaid expenses and other current assets                             156          112
       Accounts payable                                                      (32)        (127)
       Accrued compensation and related benefits                              48          112
       Other accrued liabilities                                            (161)          20
       Deferred revenues                                                    (102)       2,503
                                                                         --------     --------
          Net cash used in operating activities                           (1,703)         (48)
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                                           (19)         (26)
  Purchased intangibles additions                                             --          (45)
  Deposits and other assets                                                   --           (9)
                                                                         --------     --------
          Net cash used in investing activities                              (19)         (80)
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                        15           76
  Borrowing under capital lease obligations                                   --           34
  Repayment of obligations incurred to acquire purchased intangibles          --          (55)
  Borrowing under loan agreement                                              --           --
  Repayment of long term liabilities                                         (87)        (139)
                                                                         --------     --------
          Net cash used in financing activities                              (72)         (84)
                                                                         --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (8)         (10)
                                                                         --------     --------
CASH AND CASH EQUIVALENTS:
  Net decrease                                                            (1,802)        (222)
  Beginning of period                                                      8,903        7,411
                                                                         --------     --------
  End of period                                                          $ 7,101      $ 7,189
                                                                         ========     ========

                   See notes to condensed consolidated financial statements.

                                              5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

    Persistence provides a suite of Data Services products that sit between existing databases - such as Oracle and DB2 - and application servers - such as BEA, WebLogic, IBM, WebSphere, and Microsoft .NET. Developers can configure these products, creating a "Data Services" layer that is designed to position business information for more efficient access for users, dramatically reduce network traffic and data latency, and result in better application performance at a much lower infrastructure cost. Persistence integrated Data Services include: object-relational mapping, transactional caching, synchronization, application fail over and rule-based client notification. Persistence's Data Services are also cross-platform, providing a "data bridge" between J2EE, .Net, Java and C++ applications.

2. BASIS OF PRESENTATION

    The condensed consolidated financial statements included in this filing on Form 10-Q as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 balance sheet was extracted from audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2002 filed with the Securities and Exchange Commission.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2003, its condensed consolidated results of operations for the three month periods ended March 31, 2003 and 2002, and its condensed consolidated cash flows for the three month periods ended March 31, 2003 and 2002, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

3. NET LOSS PER SHARE

    Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share was the same as basic net loss per common share for all periods presented, since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

    As of March 31, 2003 and 2002, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                         MARCH 31,     MARCH 31,
                                                           2003          2002
                                                         --------      --------
            Outstanding options                            3,266         3,353
            Warrants                                       1,335            80
                                                         --------      --------
                 Total                                     4,601         3,433
                                                         ========      ========

4. ACCOUNTING FOR STOCK BASED COMPENSATION

    Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE, requires the disclosure of pro forma net loss as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for options outstanding under the 1997 Stock Plan: expected life, 30 months following vesting for the three months ended March 31, 2003 and 2002; risk free interest rate of 1.87% for the three months ended March 31, 2003 and 4.73% for the three months ended March 31, 2002; volatility of 155% for the three months ended March 31, 2003 and 151% for the three months ended March 31, 2002; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards granted in 1997 and after had been amortized to expense over the vesting period of the awards, pro forma net loss (net of amortization of deferred compensation expense already recorded for the three months ended March 31, 2003 and 2002) would have been approximately as follows (in thousands, except per share amounts):

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                ---------------------
                                                                                  2003         2002
                                                                                --------     --------
         Net loss as reported .............................................     $(1,008)     $(3,309)
         Add: Stock-based employee compensation expense included in
            reported loss .................................................           6           34
         Deduct: Total stock-based employee compensation expense determined
            under fair value based method for all awards ..................        (117)        (448)
                                                                                --------     --------
         Pro forma net loss ...............................................     $(1,119)     $(3,723)
                                                                                ========     ========

         Basic and diluted net loss applicable to common shareholders per share:
         As reported ......................................................     $ (0.04)     $ (0.16)
         Pro forma ........................................................     $ (0.05)     $ (0.19)

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

5. COMPREHENSIVE INCOME

    The components of comprehensive loss, consisting of the Company's reported net loss and unrealized gains or losses in the translation of foreign currencies, are as follows (in thousands):

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                ---------------------
                                                                                  2003         2002
                                                                                --------     --------
         Net loss .........................................................     $(1,008)     $(3,309)
         Other comprehensive income (loss).................................           8          (10)
                                                                                --------     --------
         Total comprehensive loss .........................................     $(1,000)     $(3,319)
                                                                                ========     ========

6. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair market value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is expected to impact the timing of recognition and the amount of future restructuring activities.

    In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE, AND AMENDMENT OF FASB STATEMENT NO.
123. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, INTERIM

FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 (see footnote No. 4). Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on our financial statements.

    In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING FOR DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34, DISCLOSURE OF INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The Company adopted the disclosure provisions of FIN 45 effective January 1, 2003 and has provided the required disclosures in Note 7.

7. INDEMNIFICATION

    In its agreements with customers, the Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer. The Company also typically warrants that its maintenance services will be performed consistent with its maintenance policy in effect at the time those services are delivered. The Company believes its maintenance policy is consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value on these agreements is minimal.

    The Company's customer agreements customarily provide for indemnification of customers for intellectual property infringement claims. Such agreements generally limit the scope of the available remedies in a variety of industry-standard methods, included but not limited to product usage, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claim for such indemnifications is outstanding as of March 31, 2003.
As a result, the Company believes the estimated fair value of these agreements is minimal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 2002 and 2001 and for each of the years ended December 31, 2002, 2001 and 2000, included in our Annual Report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," "targeting," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

    Persistence provides a suite of Data Services products that sit between existing databases - such as Oracle and DB2 - and application servers - such as BEA, WebLogic, IBM, WebSphere, and Microsoft .NET. Developers can configure these products, creating a "Data Services" layer that is designed to position business information for more efficient access for users, dramatically reduce network traffic and data latency, and result in better application performance at a much lower infrastructure cost. Persistence integrated Data Services include: object-relational mapping, transactional caching, synchronization, application fail over and rule-based client notification. Persistence's Data Services are also cross-platform, providing a "data bridge" between J2EE, .Net, Java and C++ applications.

    Persistence caching solutions help systems "remember" answers from each processing step. When the system receives a request for which it has an answer, it can respond immediately, without traveling to back-end databases to generate an answer. Synchronization technology is designed to ensure that these cached answers are always accurate, even as the source data changes. Customer profile management, logistics, exchanges, trading desks, and supply chain management systems are just a few examples of query-intensive online systems that can realize significant increases in capacity and performance through online caching.

    Customers are able to more effectively manage enterprise data through re-architecting their IT infrastructure using Persistence Data Services products. Persistence Data Services solutions are designed to result in real-time, highly scalable, distributed applications without incurring the high costs of additional hardware and replicated databases. Decision makers and customers located at any location can now have an immediate "business visibility" into their data - that is, an up-to-date view into the data that they need, when and where they need it.

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

    Major customers in 2002 and the first three months ended March 31, 2003 consisted of Adobe, Air France, Applied Biosystems, Cablevision, Citadel, Eurocontrol, Fiducia AG, Intershop, i2, JP Morgan Chase, Lucent, Motorola, NetJets, Nokia, Reuters Financial Software and Salomon Smith Barney.

    Our revenues, which consist of software license revenues and service revenues, totaled $2.5 million in the three months ended March 31, 2003 and $2.2 million in the three months ended March 31, 2002. Revenues totaled $14.6 million in 2002, $19.4 million in 2001 and $25.3 million in 2000. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling EDGEXTEND and DIRECTATERT in 2002, we have a limited operating history in the data services markets. We currently expect that sales of our older POWERTIER products will continue to contribute to our revenues, but that sales of our newer EDGEXTEND and DIRECTALERT products will contribute a growing percentage of our revenues over the next several quarters.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom and Germany. Revenues from licenses and services to customers outside the United States were $1.6 million in the three months ended March 31, 2003, $797,000 in the three months ended March 31, 2002, $4.8 million in 2002, $7.4 million in 2001 and $7.2 million in 2000. Our future success will depend, in part, on our successful development of international markets for our products.

    Historically, we have received a substantial portion of revenue from product sales to a limited number of customers. Sales of products to our top five customers accounted for 52% of our total revenues in the three months ended March 31, 2003, 46% of our total revenues in the three months ended March 31, 2002, 55% of total revenues in 2002, 45% of total revenues in 2001, and 40% of total revenues in 2000. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues and these customers are likely to differ year to year.

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

    Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K as of and for the year ended December 31, 2002. No changes in these policies and estimates have occurred for the three months ended March 31, 2003.

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

    We recognize license revenues upon shipment of the software if collection of the resulting receivable is probable, an agreement has been executed, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Undelivered elements in these arrangements typically consist of services or additional software products. For sales made through distributors, revenue is recognized upon shipment. Distributors have no right of return. Royalty revenues are recognized when the software or services has been delivered, collection is reasonably assured and the fees are determinable. We recognize revenues from customer training, support and professional services consulting as the services are performed. We generally recognize support revenues ratably over the term of the support contract. If support or professional services consulting are included in an arrangement that includes a license agreement, amounts related to support or professional services consulting are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services consulting is based on the price at which such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority to make such decision. Arrangements that require significant modification or customization of software are recognized under the percentage of completion method.

    Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. We had 68 employees as of December 31, 2002 and 60 as of March 31, 2003, representing a decrease of 12%. This decrease was due primarily to assessments during the quarter of efficient staffing requirements.. We have incurred net losses in each quarter since 1996 and, as of March 31, 2003, had an accumulated deficit of $62.4 million. We are currently targeting that each of sales and marketing expenses, research and development expenses, and general and administrative expenses for 2003 will be below 2002 spending levels.

    We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. While we are targeting to begin achieving profitability on a quarterly basis beginning in either the third or fourth quarter of 2003, we may not achieve it. Our success depends significantly upon broad market acceptance of our recently introduced EDGEXTEND and, to a lesser degree, the DIRECTALERT products. Our performance will also depend on the level of capital spending in our target market of customers and on the growing and widespread adoption of the market for data services and data integration.

RESULTS OF OPERATIONS

THREE MONTHS (FIRST QUARTERS) ENDED MARCH 31, 2003 AND 2002

Revenues

    Our revenues were $2.5 million for the three months ended March 31, 2003 and $2.2 million for the three months ended March 31, 2002, representing an increase of 14%. International revenues were $1.6 million for the three months ended March 31, 2003 and $797,000 for the three months ended March 31, 2002, representing an increase of 102%. The increase was primarily due to a large sale to Adobe Systems in Germany. For the three months ended March 31, 2003, Adobe Systems and JP Morgan Chase accounted for 23% and 10% of total revenues respectively and sales of products and services to our top five customers accounted for 52% of total revenues. For the three months ended March 31, 2002, Salomon Smith Barney and Lucent Technologies accounted for 15% and 10% of total revenues respectively and sales of products and services to our top five customers accounted for 46% of total revenues.

    License Revenues. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. License revenues were $1.3 million for the three months ended March 31, 2003 and $833,000 for the three months ended March 31, 2002, representing an increase of 55%. License revenues represented 51% of total revenues for the three months ended March 31, 2003 and 39% of total revenues for the three months ended March 31, 2002. The difference in software license revenues was primarily due to the deferral of license revenue for a major contract negotiated in the first quarter of 2002, which resulted in lower revenue recognized in the same period. Given the continuing dramatically reduced level of information technology spending, license revenues may fluctuate substantially over the next several quarters. In addition, for the same reason, revenues may remain flat or decline for 2003 compared to 2002.

    Service Revenues. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $1.2 million for the three months ended March 31, 2003 and $1.3 million for the three months ended March 31, 2002, representing a decrease of 7%. Service revenues represented 49% of total revenues for the three months ended March 31, 2003 and 61% of total revenues for the three months ended March 31, 2002.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs. Our cost of license revenues was $3,000 for the three months ended March 31, 2003 and $27,000 for the three months ended March 31, 2002. As a percentage of license revenues, cost of license revenues decreased to less than 1% for the three months ended March 31, 2003 from 3% for the three months ended March 31, 2002. The decrease in cost of revenues was largely due to the lower sales of third party software that required the payment of royalties. Cost of license revenues may vary between periods depending on the sales of any licensed third party products.

    Cost of Service Revenues. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services consulting, customer support and training. Our cost of service revenues was $477,000 for the three months ended March 31, 2003 and $768,000 for the three months ended March 31, 2002, representing a decrease of 38%. This decrease was primarily due to a reduction in staffing and personnel related costs and a reduction in our use of external consultants. As a percentage of service revenues, cost of service revenues was 39% for the three months ended March 31, 2003 and 58% for the three months ended March 31, 2002. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of consultants.

    Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel, and marketing and promotional expenses. Our sales and marketing expenses were $1.5 million for the three months ended March 31, 2003 and $2.4 million for the three months ended March 31, 2002, representing a decrease of 37%. This decrease was primarily due to a reduction in staffing and personnel related costs as well as lower paid commissions as compared to the three months ended March 31, 2002 as a result of payments made on a major contract negotiated in the first quarter of 2002 on which revenue was not recognized until subsequent periods. Sales and marketing expenses represented 61% of total revenues for the three months ended March 31, 2003 and 113% of total revenues for the three months ended March 31, 2002. We are presently targeting that 2003 sales and marketing expense levels will be lower than comparable 2002 expense levels.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to external software consultants. Our research and development expenses were $849,000 for the three months ended March 31, 2003 and $1.1 million for the three months ended March 31, 2002, representing a decrease of 24%. This decrease was primarily due to a reduction in staffing and personnel related costs. Research and development expenses represented 34% of total revenues for the three months ended March 31, 2003 and 52% of total revenues for the three months ended March 31, 2002. We are presently targeting that 2003 research and development expense levels will be lower than comparable 2002 expense levels.

    General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $643,000 for the three months ended March 31, 2003 and $927,000 for the three months ended March 31, 2002, representing a decrease of 31%. This decrease was due primarily to reductions in staffing and personnel related costs and bad debt expenses. General and administrative expenses represented 25% of total revenues for the three months ended March 31, 2003 and 43% of total revenues for the three months ended March 31, 2002. We are presently targeting that 2003 general and administrative expense levels will be lower than comparable 2002 expense levels.

    Amortization of Purchased Intangibles. Amortization of purchased intangibles was $36,000 for the three months ended March 31, 2003 and $212,000 for the three months ended March 31, 2002, representing a decrease of 83%. The decrease in amortization expense was related to several intangible assets that were fully amortized in 2002 and due to a revaluation and impairment review in December 2002 which resulted in a write-off of purchased intangibles of $160,000.

    Interest and Other Income (Expense). Interest and other income (expense) consists primarily of earnings on our cash and cash equivalents, offset by interest expense related to obligations under capital leases and other equipment related borrowings, and various miscellaneous state and foreign taxes and other expenses. Interest and other income (expense) was $8,000 for the three months ended March 31, 2003 and $16,000 for the three months ended March 31, 2002, representing a decrease of 50%.

    Stock-Based Compensation. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of March 31, 2003 was $25,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $6,000 in the three months ended March 31, 2003 and $34,000 in the three months ended March 31, 2002. We expect to record amortization expense related to these securities of approximately $6,000 for the remainder of 2003.

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

    o shifts in demand for and market acceptance among our various products, including our newer products EDGEXTEND and DIRECTALERT, and our older POWERTIER product;

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our business primarily through a private placement of our common stock in the amount of $2.0 million in November 2002, our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We also are financing our business through loans as described below and capital leases. As of March 31, 2003, we had $7.1 million of cash and cash equivalents and our working capital was $3.9 million.

    Net cash used in operating activities was $1.7 million for the three months ended March 31, 2003 and $48,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, cash used in operating activities was attributable primarily to net losses and an increase in accounts receivable from one large sale in the last week of the quarter. For the three months ended March 31, 2002, cash used in operating activities was attributable primarily to net losses offset by an increase in deferred revenue and depreciation and amortization.

    Net cash used in investing activities was $19,000 for the three months ended March 31, 2003 and $80,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, net cash used in investing activities was attributable to the purchase of property and equipment. For the three months ended March 31, 2002, net cash used in investing activities was attributable primarily to the purchase of intangibles.

    Net cash used in financing activities was $72,000 for the three months ended March 31, 2003 and $84,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, net cash used in financing activities was attributable primarily to loan repayments. For the three months ended March 31, 2002, net cash used in financing activities was attributable primarily to loan repayments offset by sales of common stock as a result of option exercises.

    We have credit facilities with Comerica Bank. We have a $2.5 million revolving line of credit facility at March 31, 2003 available through April 30, 2004 under which no borrowings were outstanding as of March 31, 2003. We also have a $655,000 equipment term loan under which $175,000 was outstanding as of March 31, 2003. We are required to make principal payments of $21,843 per month, plus interest at the bank's base rate plus 0.5% per annum payable in 30 monthly installments. We also have an additional $149,000 equipment term loan under which $133,000 was outstanding as of March 31, 2003. This facility is an 18 month term loan with principal payments of $8,284 per month beginning on February 1, 2003 plus interest at the bank's base rate plus 1% per annum. The bank's credit facilities require that the Company, among other things, maintain certain working capital, tangible net worth and profitability covenants. As of March 31, 2003 we were in compliance with our debt covenants and we expect to meet these covenants in the future, provided that we meet our targets with respect to revenues and accounts receivable collections. Borrowings under the facilities are collateralized by substantially all of our assets.

    Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments.

    We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least March 31, 2004, provided that we meet our targets with respect to revenues and accounts receivable collections.

    If we experience difficulties in achieving our targets with respect to revenues and accounts receivable collections, our cash and cash equivalents may not be sufficient to meet our anticipated cash needs. Accordingly, our operating plans could be restricted and our business could be harmed. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain an additional credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business could be jeopardized.

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

    o our need to achieve market acceptance for our new product introductions, including DIRECTALERT and EDGEXTEND;

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

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NOT BECOME OR REMAIN PROFITABLE.

    We may not achieve our targeted revenues, and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. In particular, we incurred losses of $1 million in the three months ended March 31, 2003, $5.4 million in 2002, $15.1 million in 2001 and $16.7 million in 2000. As of March 31, 2003, we had an accumulated deficit of $62.4 million. While we are currently targeting decreases in each of sales and marketing, research and development, and general and administrative expenses for 2003, as compared to each of the levels of those expenses in 2002, we will still need to achieve our targets with respect to revenues and accounts receivable collections in order to preserve cash. Because our product markets are new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the markets for our products.

WE HAVE FINANCED OUR BUSINESS THROUGH THE SALE OF STOCK AND NOT THROUGH CASH GENERATED BY OUR OPERATIONS.

    Since inception, we have generally had negative cash flow from operations. To date, we have financed our business primarily through sales of common stock and convertible preferred stock and not through cash generated by our operations. We expect to have negative cash flows from operations for the year ending December 31, 2003.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

    We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least March 31, 2004 provided that we meet our targets with respect to revenues and accounts receivable collections.

    If we experience difficulties in achieving our targets with respect to revenues and accounts receivable collections, our cash and cash equivalents may not be sufficient to meet our anticipated cash needs. Accordingly, our operating plans could be restricted and our business could be harmed. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain an additional credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business could be jeopardized.

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

    o the level of product and price competition in the application server and data services markets;

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

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In addition, the identity of our top five customers has changed from year to year. In the three months ended March 31, 2003, sales of products and services to our top five customers accounted for 52% of total revenues, with Adobe Systems and JP Morgan Chase accounting for 23% and 10% of total revenues, respectively. In the three months ended March 31, 2002, sales of products and services to our top five customers accounted for 46% of total revenues with Salomon Smith Barney and Lucent Technologies accounting for 15% and 10% of total revenues, respectively. In the year ended December 31, 2002, sales to our top five customers accounted for 55% of total revenues with Cablevision and Salomon Smith Barney accounting for 26% and 13% of total revenues, respectively. In the year ended December 31, 2001, sales to our top five customers accounted for 45% of total revenues with Salomon Smith Barney and Cablevision accounting for 15% and 11% of total revenues, respectively. In year ended December 31, 2000, sales to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues. If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues.

WE ARE CURRENTLY TARGETING THAT A MATERIAL PORTION OF OUR REVENUES WILL BE DERIVED FROM SALES OF OUR NEWEST PRODUCT, EDGEXTEND; HOWEVER THERE ARE TECHNICAL AND MARKET RISKS ASSOCIATED WITH NEW PRODUCTS.

    Sales of our EDGEXTEND products currently represent a material percentage of our revenues. New products, like EDGEXTEND and DIRECTALERT, often contain errors or defects, particularly when first introduced. Any errors or defects could be serious or difficult to correct and could result in a delay of product release or adoption resulting in lost revenues or a delay in gaining market share, which could harm our revenues and reputation. In addition, market adoption is often slower for newer products, like EDGEXTEND and DIRECTALERT, than for existing products. Because we are focusing our marketing and sales efforts on our newer EDGEXTEND data management product, any failure in market adoption of this product could affect our business.

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

    In the DIRECTALERT market, alternative approaches are provided by a variety of sources, including the potential for internal development. Company vendors such as SpiritSoft, TIBCO and IBM provide message-oriented middleware software which may evolve into competitive products. Vendors such as webMethods and Business Objects provide alternative architectures for business intelligence information. DIRECTALERT is based on licensed technology, which we may distribute on a non-exclusive basis.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Approximately 64% of our total revenues came from sales of products and services outside of the United States for the three months ended March 31, 2003 and approximately 37% of our revenues came from sales of products and services outside of the United States for the three months ended March 31, 2002. Approximately 33% of our total revenues came from sales of products and services outside of the United States for the year ended December 31, 2002. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, we expect that we will depend more heavily on third party distributors to sell our products in the future; however we have not yet achieved results from this strategy. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, and unregistered shares to be registered in the future, the market price of our common stock could fall. As of March 31, 2003, we had approximately 24,044,735 shares of common stock outstanding. Virtually all of our shares, other than shares held of affiliates, are freely tradable. Shares held by affiliates are tradable, subject to the volume and other restrictions of Rule 144. In addition, we filed a registration statement on Form S-3 with the SEC on April 30, 2003 covering the resale of 3,758,692 shares of our common stock and 1,335,130 shares of common stock issuable upon exercise of outstanding warrants on behalf of certain stockholders, including funds affiliated with Needham Capital Partners. We have also agreed to file an additional registration statement on the request of the stockholders affiliated with Needham Capital Partners under certain circumstances. Upon the effectiveness of the registration statement filed on April 30, 2003, the stockholders included in the registration statement may freely trade their registered shares in the public market (subject to certain restrictions as a result of the status of the stockholders as affiliates of the Company) which could result in a decrease in the price of our stock. These sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, AND WE HAVE RECEIVED A NOTICE FROM NASDAQ REGARDING THE POSSIBLE DELISTING OF OUR STOCK FROM THE NASDAQ SMALLCAP MARKET.

    Our common stock price has been and may continue to be highly volatile, and we expect that the market price of our common stock will continue to be subject to significant fluctuations, as a result of variations in our quarterly operating results and the overall volatility of the Nasdaq SmallCap Market. These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock. Thus, investors may have difficulty selling shares of our common stock at a desirable price, or at all. Furthermore, we have received a notice from the Nasdaq SmallCap Market that if our stock does not meet the minimum $1.00 per share minimum requirement for a 10-day period by June 2, 2003, our stock may be delisted from the Nasdaq SmallCap Market. If we cannot achieve compliance we expect to receive a formal delisting notice from the Nasdaq SmallCap Market. We currently intend to seek a Nasdaq hearing for appeal if and when we receive such notice of delisting. The maintenance of our Nasdaq SmallCap Market listing is very important to us. We are seeking approval for a reverse stock split at our upcoming annual meeting of stockholders in June 2003 in order to enable us to maintain our Nasdaq SmallCap Market listing. If our stock is delisted from the Nasdaq SmallCap Market, our stock would trade on the OTC "bulletin board". Delisting from the Nasdaq SmallCap Market could negatively impact our reputation and consequently our business.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates. If market interest rates had changed by ten percent in the three months ended March 31, 2003, our operating results would not have changed materially. As of March 31, 2003, most of our cash equivalents were invested in money market accounts and, thus, the principal values are not susceptible to changes in short-term interest rates.

    Foreign Currency Fluctuations. We have certain operating transactions in foreign currencies, and maintain balances that are due or payable in foreign currencies at March 31, 2003. We estimate that a hypothetical ten percent change in foreign currency rates in the three months ended March 31, 2003 would not have impacted our financial results of operations materially. We do not hedge any of our foreign currency exposure.

ITEM 4. CONTROLS AND PROCEDURES

    Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and the design of our disclosure controls and procedures may not achieve our stated goals under all potential future conditions, regardless of how remote. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (c) SALES OF UNREGISTERED SECURITIES. On October 18, 2002, the company issued to RTX Securities Corporation a warrant to purchase up to 50,000 shares of common stock, at a purchase price equal to $0.38 per share in connection with the engagement of RTX Securities Corporation by the Company. The issuance of the above warrant was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. RTX Securities Corporation may exercise the warrant at any time after the date of issuance.

ITEM 5. OTHER INFORMATION.

    In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. Deloitte & Touche LLP did not provide any non audit services for the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS:

       4.3* Common Stock Warrant, Warrant No. W-CS-2, dated October 18, 2002, issued to RTX Securities Corporation.

       10.23* Registration Rights Agreement dated as of October 18, 2002 between
              Persistence and RTX Securities Corporation.

       99.1 Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-104878), filed on April 30, 2003.

    (b) REPORTS ON FORM 8-K:

    A report on Form 8-K filed April 24, 2003, reporting under Item 9 the announcement that on April 24, 2003, the Company issued a press release regarding its financial results for the quarter ended March 31, 2003. In accordance with Securities and Exchange Commission Release No. 33-8216, the information contained in the Form 8-K, which was intended to be furnished under
Item 12, "Results of Operations and Financial Condition," was instead furnished under Item 9, "Regulation FD Disclosure."

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

Date: May 15, 2003

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

Date: May 15, 2003


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

Date: May 15, 2003


                                                         /s/ CHRISTINE RUSSELL
                                                         -----------------------
                                                         Christine Russell
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT
          NO.                                   DESCRIPTION
          ---                                   -----------


         4.3* Common Stock Warrant, Warrant No W-CS-2, dated October 18, 2002, issued to RTX Securities Corporation.

         10.23* Registration Rights Agreement dated as of October 18, 2002 between Persistence and RTX Securities Corporation.

         99.1 Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-104878), filed on April 30, 2003.