Form 10-K/A
period 2002-12-31
PERSISTENCE SOFTWARE INC
filed 2003-06-20
CIK 1084400

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________


                                   FORM 10-K/A
                                 Amendment No. 1

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.0 million as of February 28, 2003 based upon the closing sale price on the Nasdaq National Market reported for such date of $2.50 per share. Shares of Common Stock held by each officer and director and by each person who owns 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 2,404,473 shares of the registrant's Common Stock issued and outstanding as of February 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on June 5, 2003.

================================================================================

                                EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2002 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date except for the restatement of all share and per share amounts for a 1-for-10 reverse stock split previously approved by our stockholders and effected on June 12, 2003. For the convenience of the reader, we have restated our annual report on Form 10-K in its entirety.

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

    Our website is www.persistence.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge as soon as reasonably practicable as we file these reports with the Securities and Exchange Commission.


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

                                                               HIGH       LOW
                                                             --------  --------
For The Year Ended December 31, 2001:
  First Quarter.........................................     $   45.00  $  10.00
  Second Quarter........................................     $   12.50  $   4.80
  Third Quarter.........................................     $    9.90  $   1.50
  Fourth Quarter........................................     $   13.50  $   1.90
For The Year Ended December 31, 2002:
  First Quarter.........................................     $   18.50  $   8.70
  Second Quarter........................................     $   10.00  $   5.30
  Third Quarter.........................................     $    8.20  $   4.20
  Fourth Quarter........................................     $    7.20  $   3.00

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

    RECENT SALES OF UNREGISTERED SECURITIES. On November 26, 2002 we issued 375,869 shares of our common stock at a price of $5.3210 per share, and warrants to purchase up to 120,513 shares of our common stock at an exercise price of $7.50 per share to certain purchasers affiliated with Needham Capital Partners. The warrants expire on the earlier of November 26, 2007 or the closing of a merger, acquisition or sale of substantially all of the assets of Persistence. In issuing these securities we relied upon Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

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

                                                                       YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------
                                                        2002        2001        2000        1999         1998
                                                      ---------   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  License .........................................   $  9,061    $ 10,561    $ 17,684    $ 10,890    $  7,478
  Service .........................................      5,525       8,810       7,593       3,553       2,682
                                                      ---------   ---------   ---------   ---------   ---------
          Total revenues ..........................     14,586      19,371      25,277      14,443      10,160
Loss from operations ..............................     (5,451)    (15,391)    (17,857)    (12,165)     (4,090)
                                                      ---------   ---------   ---------   ---------   ---------
Net loss ..........................................   $ (5,440)   $(15,132)   $(16,726)   $(11,306)   $ (4,089)
                                                      =========   =========   =========   =========   =========
Basic and diluted net loss per share(1) ...........   $  (2.65)   $  (7.60)   $  (8.65)   $  (8.64)   $  (5.94)
                                                      =========   =========   =========   =========   =========
Shares used in basic and diluted net loss per
  share calculation ...............................      2,053       1,992       1,933       1,309         688
                                                      =========   =========   =========   =========   =========

                                                                         AS OF DECEMBER 31,
                                                      ---------------------------------------------------------
                                                         2002       2001        2000        1999        1998
                                                      ---------   ---------   ---------   ---------   ---------
                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..   $  8,903    $  7,411    $ 19,490    $ 29,652    $  4,938
Working capital....................................      4,942       6,783      17,289      29,582       3,384
Total assets.......................................     11,100      13,755      33,641      39,092       7,064
Long-term obligations..............................        784         421         932         354         714
Total stockholders' equity.........................      4,711       7,944      22,556      32,018       3,422
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


    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom and Germany. Revenues from licenses and services to customers outside the United States were $4.8 million in 2002, $7.4 million in 2001, and $7.2 million in 2000 which represented approximately 33% of total revenues for 2002, 38% of total revenues for 2001, and 28% of total revenues for 2000. Sales of products to customers in Asia declined by 86% in 2002, from $1.9 million in 2001 to $272,000 in 2002. This decline resulted from a combination of slowing sales in the Asia region and our decision to close our Hong Kong office and shift our international sales focus to Europe because of our perception that Europe has more potential for sales growth than does Asia. Sales of products to customers in Europe declined by 17% in 2002, from $5.5 million in 2001 to $4.6 million in 2002. This decline was slightly less than the decrease in sales of our products to customers in the United States, which fell by 19% in 2002, from $12 million in 2001 to $9.8 million in 2002. Our future success will depend, in part, on our successful development of international markets for our products.


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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

   REVENUES

    Our total revenues are comprised of license revenues and service revenues. License revenues comprised 62% of total revenues and service revenues comprised 38% of total revenues for the fiscal year ended December 31, 2002. Our revenues were $14.6 million for 2002 and $19.4 million for 2001 representing a decrease of 25%. International revenues were $4.8 million for 2002 and $7.4 million for 2001 representing a decrease of 35%. The decrease in international revenues from 2001 to 2002 is primarily attributable to a general downturn in local economic conditions in Asia, which in turn contributed to our decision to close our sales office in Asia. For 2002, sales to Cablevision accounted for 26% of total revenues, sales to Salomon Smith Barney accounted for 13% of total revenues, and sales to our top five customers accounted for 55% of total revenues. For 2001, sales to Salomon Smith Barney accounted for 15% of total revenues, sales to Cablevision accounted for 11% of total revenues, and sales to our top five customers accounted for 45% of total revenues.


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

   COST OF REVENUES

    COST OF LICENSE REVENUES. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs. Our cost of license revenues was $286,000 for 2002 and $14,000 for 2001. This increase was due to payment of an aggregate of $274,000 in royalties to Isocra, Ltd. and Sun Microsystems, because we sold more software that required payment of royalties. Cost of license revenues as a percentage of license revenues may vary between periods due to royalty charges from third party software vendors.

    COST OF SERVICE REVENUES. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services, technical support and training. Our cost of service revenues was $2.7 million for 2002 and $4.0 million for 2001, representing a decrease of 31%. This decrease was primarily due to a $1.1 million reduction in our use of external consultants in 2002 as a result of the decline in both our technical support and consulting service contracts. As a percentage of service revenues, cost of service revenues were 50% for 2002 and 45% for 2001. Because a large portion of our cost of service revenues is fixed, the percentage increase was due in part to the decrease in our service revenues. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of consultants.

   OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $8.7 million for 2002 and $14.4 million for 2001, representing a decrease of 40%. This decrease was primarily due to a reduction in staffing and personnel related costs of $3.0 million, reduced office space which lowered expenses by $256,000 and a $1.8 million reduction in commissions expensed based on lower sales revenues. Sales and marketing expenses represented 59% of total revenues for 2002 and 74% of total revenues for 2001. We are presently targeting that 2003 sales and marketing expense levels will be lower than comparable 2002 expense levels.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist of salaries and benefits for software developers, technical managers and quality assurance personnel as well as payments to external software consultants. Our research and development expenses were $4.1 million for 2002 and $5.6 million for 2001, representing a decrease of 26%. This decrease was primarily related to a reduction in both employees and external contract staff, which amounted to a $1.3 million reduction in expenses. Research and development expenses represented 28% of total revenues for 2002 and 29% of total revenues for 2001. We are presently targeting that 2003 research and development expense levels will be lower than comparable 2002 expense levels.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $3.5 million for 2002 and $5.5 million for 2001, representing a decrease of 37%. This decrease was primarily related to the termination of patent litigation and related legal fees and settlements of $980,000 and a $598,000 reduction in bad debt expense. General and administrative expenses represented 24% of total revenues for 2002 and 29% of total revenues for 2001. We are presently targeting that 2003 general and administrative expense levels will be lower than comparable 2002 expense levels.

    AMORTIZATION AND WRITE-DOWN OF PURCHASED INTANGIBLES. Amortization of purchased intangibles was $768,000 for 2002 and $3.6 million for 2001, representing a decrease of 79%. In December 2002, write-off of purchased intangibles amounted to $160,000. In June 2001, write-offs of intangibles and goodwill amounted to $2.0 million. The write-offs pertained to both software purchased from third parties and goodwill from companies that had been acquired. These assets were deemed to have become impaired due to various factors including the availability of alternative software solutions and the product transition from PowerTier application server to the EdgeXtend data services product.

    RESTRUCTURING COSTS. Restructuring costs consist of expenses associated in a reduction in employee headcount and the closure of excess field offices. In 2002, no restructuring costs were incurred. We restructured several functions during 2001. This resulted in a one-time charge of $1.7 million. The majority of this charge was related to severance and other employee related benefit costs.


    INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense) consists of earnings on our cash, cash equivalents and short-term investment balances, offset by interest expense related to obligations under capital leases and other borrowings, and various miscellaneous state and foreign taxes, and other expenses. Net interest and other income was $11,000 for 2002 and $259,000 for 2001, representing a decrease of 96%. This decrease was primarily due to a reduction in our cash balances until November 2002 when we completed a $2 million common stock sale to purchasers affiliated with Needham Capital Partners, and a reduction in market interest rates.


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

YEARS ENDED DECEMBER 31, 2001 AND 2000

   REVENUES


    Our revenues were $19.4 million for 2001 and $25.3 million for 2000 representing a decrease of 23%. License revenues comprised 55% of total revenues and service revenues comprised 45% of total revenues for the fiscal year ended December 31, 2001. International revenues were $7.4 million for 2001 and $7.2 million for 2000, representing an increase of 3%. For 2001, sales to Salomon Smith Barney accounted for 15% of total revenues, sales to Cablevision accounted for 11% of total revenues, and sales to our top five customers accounted for 45% of total revenues. For 2000, sales to Salomon Smith Barney accounted for 16% of total revenues and sales to our top five customers accounted for 40% of total revenues.

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

   COST OF REVENUES

    COST OF LICENSE REVENUES. Our cost of license revenues was $14,000 for 2001 and $304,000 for 2000. The cost of license revenues for 2000 included significant royalties that did not continue in 2001, which reduced expenses by $231,000.


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

   OPERATING EXPENSES

    SALES AND MARKETING. Our sales and marketing expenses were $14.4 million for 2001 and $22.8 million for 2000, representing a decrease of 37%. This decrease was primarily due to a general reduction in marketing programs, of $2.9 million, a reduction in staff which reduced expenses by $3.1 million and a $605,000 reduction in expensed commissions based on lower sales revenues. Sales and marketing expenses represented 74% of total revenues for 2001 and 90% of total revenues for 2000.

    RESEARCH AND DEVELOPMENT. Our research and development expenses were $5.6 million for 2001 and $8.1 million for 2000, representing a decrease of 31%. This decrease was primarily related to a reduction in staff and a reduction in the use of external consultants which reduced expenses by $2.2 million. Research and development expenses represented 29% of total revenues for 2001 and 32% of total revenues for 2000.

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


                                                                            QUARTER ENDED
                                         --------------------------------------------------------------------------------------
                                          MAR. 31,        JUN. 30,       SEP. 30,       DEC. 31,       MAR. 31,       JUN. 30,
                                            2000            2000           2000           2000           2001           2001
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                                                       (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Revenues:
 License .............................   $    2,881     $    4,402     $    5,356     $    5,045     $    2,131     $    2,538
 Service .............................        1,329          1,556          1,728          2,980          2,735          2,213
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total revenues ....................        4,210          5,958          7,084          8,025          4,866          4,751
                                         -----------    -----------    -----------    -----------    -----------    -----------
Cost of revenues:
 License .............................           50             16            207             31              5              1
 Service .............................          715            902            857          1,118          1,173          1,189
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total cost of revenues ............          765            918          1,064          1,149          1,178          1,190
                                         -----------    -----------    -----------    -----------    -----------    -----------
Gross profit .........................        3,445          5,040          6,020          6,876          3,688          3,561
                                         -----------    -----------    -----------    -----------    -----------    -----------
Operating expenses:
 Sales and marketing .................        5,998          5,255          5,234          6,268          4,349          3,819
 Research and development ............        2,013          2,213          2,042          1,859          1,748          1,583
 General and administrative ..........          867          1,492          1,649          1,423          1,374          1,394
 Amortization of purchased
   intangibles .......................          496            771            799            859            718          2,458
 Restructuring costs .................           --             --             --             --            785            688
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total operating expenses ..........        9,374          9,731          9,724         10,409          8,974          9,942
                                         -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations ........       (5,929)        (4,691)        (3,704)        (3,533)        (5,286)        (6,381)
Interest income (expense), net .......          367            290            299            175            177             97
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss) ....................   $   (5,562)    $   (4,401)    $   (3,405)    $   (3,358)    $   (5,109)    $   (6,284)
                                         ===========    ===========    ===========    ===========    ===========    ===========
Shares used in calculating
 basic net income (loss)
 per share ...........................        1,897          1,915          1,942          1,967          1,979          1,992
                                         ===========    ===========    ===========    ===========    ===========    ===========
Shares used in calculating
 diluted net income (loss)
 per share ...........................        1,897          1,915          1,942          1,967          1,979          1,992
                                         ===========    ===========    ===========    ===========    ===========    ===========
Basic net income (loss) per share ....   $    (2.93)    $    (2.30)    $    (1.75)    $    (1.71)    $    (2.58)    $    (3.16)

                                         ===========    ===========    ===========    ===========    ===========    ===========
Diluted net income (loss) per share ..   $    (2.93)    $    (2.30)    $    (1.75)    $    (1.71)    $    (2.58)    $    (3.16)
                                         ===========    ===========    ===========    ===========    ===========    ===========
AS A PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 License .............................         68.4%          73.9%          75.6%          62.9%          43.8%          53.4%
 Service .............................         31.6           26.1           24.4           37.1           56.2           46.6
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total revenues ....................        100.0          100.0          100.0          100.0          100.0%         100.0%
                                         -----------    -----------    -----------    -----------    -----------    -----------
Cost of revenues:
 License .............................          1.2            0.3            2.9            0.4            0.1            0.0
 Service .............................         17.0           15.1           12.1           13.9           24.1           25.0
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total cost of revenues ............         18.2           15.4           15.0           14.3           24.2           25.0
                                         -----------    -----------    -----------    -----------    -----------    -----------
Gross margin .........................         81.8           84.6           85.0           85.7           75.8           75.0
                                         -----------    -----------    -----------    -----------    -----------    -----------
Operating expenses:
 Sales and marketing .................        142.5           88.2           73.9           78.1           89.4           80.4
 Research and development ............         47.8           37.1           28.8           23.2           35.9           33.3
 General and administrative ..........         20.6           25.0           23.3           17.7           28.2           29.3
 Amortization of purchased
   intangibles .......................         11.8           12.9           11.3           10.7           14.8           51.7
 Restructuring costs .................         --             --             --             --             16.1           14.5
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total operating expenses ..........        222.7          163.3          137.3          129.7          184.4          209.3
                                         -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations ........       (140.8)         (78.7)         (52.3)         (44.0)        (108.6)        (134.3)
Interest income (expense) net ........          8.7            4.9            4.2            2.2            3.6            2.0
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss) ....................       (132.4)%        (73.9)%        (48.1)%        (41.8)%       (105.0)%       (132.3)%
                                         ===========    ===========    ===========    ===========    ===========    ===========

Table continued on next page

                                                                    21a



table continued from above page
                                                                            QUARTER ENDED
                                         --------------------------------------------------------------------------------------
                                          SEP. 30,        DEC. 31,       MAR. 31,       JUN. 30,       SEP. 30,       DEC. 31,
                                            2001            2001           2002           2002           2002           2002
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                                                       (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Revenues:
 License .............................   $    3,114     $    2,778     $      833     $    4,104     $    2,825     $    1,299
 Service .............................        2,056          1,806          1,328          1,626          1,319          1,252
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total revenues ....................        5,170          4,584          2,161          5,730          4,144          2,551
                                         -----------    -----------    -----------    -----------    -----------    -----------
Cost of revenues:
 License .............................            1              7             27             75             75            109
 Service .............................          975            636            768            759            691            522
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total cost of revenues ............          976            643            795            834            766            631
                                         -----------    -----------    -----------    -----------    -----------    -----------
Gross profit .........................        4,194          3,941          1,366          4,896          3,378          1,920
                                         -----------    -----------    -----------    -----------    -----------    -----------
Operating expenses:
 Sales and marketing .................        3,739          2,464          2,434          2,586          1,848          1,807
 Research and development ............        1,229          1,018          1,118          1,038          1,040            912
 General and administrative ..........        1,464          1,287            927            919            798            815
 Amortization of purchased
   intangibles .......................          245            213            212            142            126            289
 Restructuring costs .................          200             --             --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total operating expenses ..........        6,877          4,982          4,691          4,685          3,812          3,823
                                         -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations ........       (2,683)        (1,041)        (3,325)           211           (434)        (1,903)
Interest income (expense), net .......           14            (29)            16              4            (15)             6
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss) ....................   $   (2,669)    $   (1,070)    $   (3,309)    $      215     $     (449)    $   (1,897)
                                         ===========    ===========    ===========    ===========    ===========    ===========
Shares used in calculating
 basic net income (loss)
 per share ...........................        1,997          2,001          2,009          2,015          2,020          2,168
                                         ===========    ===========    ===========    ===========    ===========    ===========
Shares used in calculating
 diluted net income (loss)
 per share ...........................        1,997          2,001          2,009          2,049          2,020          2,168
                                         ===========    ===========    ===========    ===========    ===========    ===========
Basic net income (loss) per share ....   $    (1.34)    $    (0.53)    $    (1.65)    $     0.11     $    (0.22)    $    (0.88)
                                         ===========    ===========    ===========    ===========    ===========    ===========
Diluted net income (loss) per share ..   $    (1.34)    $    (0.53)    $    (1.65)    $     0.10     $    (0.22)    $    (0.88)
                                         ===========    ===========    ===========    ===========    ===========    ===========
AS A PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 License .............................         60.2%          60.6%          38.5%          71.6%          68.2%          50.9%
 Service .............................         39.8           39.4           61.5           28.4           31.8           49.1
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total revenues ....................        100.0%         100.0%         100.0%         100.0%         100.0%         100.0%
                                         -----------    -----------    -----------    -----------    -----------    -----------
Cost of revenues:
 License .............................          0.0            0.1            1.2            1.3            1.8            4.3
 Service .............................         18.9           13.9           35.5           13.2           16.7           20.5
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total cost of revenues ............         18.9           14.0           36.7           14.5           18.5           24.8
                                         -----------    -----------    -----------    -----------    -----------    -----------
Gross margin .........................         81.1           86.0           63.3           85.5           81.5           75.2
                                         -----------    -----------    -----------    -----------    -----------    -----------
Operating expenses:
 Sales and marketing .................         72.3           53.8          112.6           45.1           44.6           70.8
 Research and development ............         23.8           22.2           51.7           18.1           25.1           35.8
 General and administrative ..........         28.3           28.1           42.9           16.0           19.3           31.9
 Amortization of purchased
   intangibles .......................          4.7            4.6            9.8            2.5            3.0           11.3
 Restructuring costs .................          3.9            0.0            0.0            0.0            0.0            0.0
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total operating expenses ..........        133.0          108.7          217.0           81.7           92.0          149.8
                                         -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations ........        (51.9)         (22.7)        (153.7)           3.8          (10.5)         (74.6)
Interest income (expense) net ........          0.2           (0.6)           0.7            0.1           (0.4)           0.2
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss) ....................        (51.7)%        (23.3)%       (153.0)%          3.9%         (10.9)%        (74.4)%
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


    Net cash provided by operating activities was $113,000 for 2002. In 2001 and 2000, cash used in operating activities was $11.6 million and $11.7 million respectively. For 2002, cash provided by operating activities was primarily attributable to a decrease in accounts receivable due to a higher level of collections during the year ended December 31, 2002, which increased cash by $2.5 million, a $1.1 million increase in deferred revenues owing to the prepayment of multi-year contracts by two large customers, which also resulted in a long-term balance for deferred revenues and to an increase of $731,000 in other accrued liabilities. We do not expect such trends to continue. This provision of operating cash was offset primarily by net losses of $5.4 million and a decrease in accounts payable of $745,000. For each of 2001 and 2000, cash used for operating activities was attributable primarily to net operating losses of $15.1 million and $16.7 million, respectively. These losses were offset in part by depreciation and amortization expenses of $2.3 million in 2001 and $3.8 million in 2000.

    Net cash used in investing activities was $325,000 for 2002. Net cash provided by investing activities was $5.4 million for 2001, and net cash used in investing activities was $108,000 for 2000. For 2002, cash used in investing activities was primarily attributable to the purchase of $176,000 in property and equipment and the acquisition of $158,000 in purchased intangibles. For 2001, cash provided by investing activities consisted primarily of the sale of short-term investments yielding $5.4 million. For 2000, cash used in investing activities consisted of purchases of $1.4 million in property and equipment and $619,000 in purchased intangibles, offset by the sale of short-term investments yielding 2.0 million.

    Net cash provided by financing activities was $1.7 million for 2002. Net cash used in financing activities was $500,000 for 2001. Net cash provided by financing activities was $3.6 million for 2000. Net cash provided by financing activities during 2002 consisted primarily of $2.0 million in proceeds from the sale of unregistered common stock and stock warrants to an investor, offset by $329,000 in repayments under loan agreements. Net cash used in financing activities during 2001 consisted primarily of $462,000 in repayments of capital leases and loan agreements, offset by $270,000 in proceeds from the sale of common stock. Net cash provided by financing activities during 2000 was primarily attributable to the $3.5 million in proceeds from sale of common stock, and from $533,000 in borrowings under an equipment loan facility, offset by $267,000 in repayments under loan agreements. For 2001, net cash was provided from $122,000 in borrowings under an equipment financing facility, offset by $419,000 in repayments under loan agreements.



    We have credit facilities with Comerica Bank. Under those credit facilities, we had a $5.0 million revolving line of credit facility at December 31, 2002 that was renegotiated in the amount of $2.5 million in March 2003 and is available until April 30, 2004 (refer to Note 11 of the "Notes to Consolidated Financial Statements" included elsewhere in this report). We also have a $655,000 equipment term loan, and a $149,000 equipment term loan. As of December 31, 2002 we had no borrowings outstanding under the revolving line of credit facility. As of December 31, 2002 we had $240,000 outstanding under the $655,000 equipment term loan. We are required to make principal payments of $21,843 per month, plus interest at the bank's base rate plus 0.5% per annum payable in 30 monthly installments. As of December 31, 2002 we had $149,000 outstanding under an equipment facility. Under this facility, borrowings outstanding of $149,000 as of January 3, 2003 converted to an 18 month term loan with principal payments of $8,284 per month beginning on February 1, 2003 plus interest at the bank's base rate plus 1% per annum. The bank's credit facilities required that as of December 31, 2002 we, among other things, maintain a minimum tangible net worth of $5.5 million and a minimum quick ratio (current assets not including inventory less current liabilities) of 2 to 1. As of December 31, 2002, our tangible net worth fell below the minimum tangible net worth ratio then in effect, and the bank waived the event. In March 2003, we renegotiated our revolving credit facility and a new covenant structure is in place. Our credit facilities with Comerica Bank currently require, among other things, that we maintain a tangible net worth of at least $2.25 million. In addition, we must experience net losses below $1.25 million for the quarter ending March 31, 2003, $750,000 for the quarter ending June 30, 2003 and $250,000 for the quarter ending September 30, 2003, and we must show a profit of at least one dollar for each quarter thereafter. We expect to meet these covenants. Borrowings under the facilities are collateralized by substantially all of our assets, including our intellectual property.


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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities. As of December 31, 2002, we had approximately 2,398,995 shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradable. In addition, shares held by affiliates are tradable, subject to the volume and other restrictions of Rule 144. On November 2002, we sold 375,869 shares of common stock at a purchase price of $5.3210 per share, for an aggregate sale price of $2,000,000, and warrants to purchase up to 120,513 shares common stock at an exercise price of $7.50 per share to certain purchasers affiliated with Needham Capital Partners. In connection with this financing, we agreed to file a registration statement with the SEC covering the resale of these shares (including the shares issuable on exercise of the warrants) on the earlier of (i) 30 days after the date of this Annual Report on Form 10-K or (ii) April 30, 2003. We also agreed to file an additional registration statement on the request of the purchasers under certain circumstances. When the SEC declares this S-3 registration statement effective, the Needham affiliated purchasers will be able to freely trade these shares in the public market, subject to certain restrictions as a result of their status as an affiliate, which could result in a decrease in the price of our stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEMS 10, 11 AND 12.


    The Company's Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2002, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Items 10-12 of Part III, except for the information with respect to the Company's executive officers, which is included in "Item 1. Business -- Executive Officers" and for the information with respect to the Company's compensation committee interlocks and insider participation in compensation decisions, which is included in "Item 13: Compensation Committee Interlocks and Insider Participation."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

On November 26, 2002, the Company issued 375,869 shares of its common stock at a price of $5.3210 per share, and warrants to purchase up to 120,513 shares of its common stock at an exercise price of $7.50 per share to certain purchasers affiliated with Needham Capital Partners. In connection with the issuance of these securities, the Company also appointed Thomas P. Shanahan, who is affiliated with Needham Capital Partners, to the Company's Board of Directors (the "Board") as a Class III director. In January 2003, Mr. Shanahan was appointed to the Compensation Committee of the Board. In addition, pursuant to the terms of a voting agreement among the Company, such purchasers and Christopher T. Keene, the Company's Chairman of the Board and Chief Executive Officer, Mr. Keene has agreed to vote for the election of the purchasers' designee to the Board for so long as the purchasers beneficially own at least 11% of the outstanding capital stock of the Company.

The Company has a change of control agreement with Ed Murrer, which provides that a specified portion of the restricted stock or stock options granted to such officer under the 1997 Stock Plan will immediately vest if such officer is terminated without cause or resigns for good reason within 12 months after a change of control of the Company. The agreement terminates at the earliest of:
(1) four years after the date of the agreement, (2) termination of employment with the Company other than within 12 months after a change of control or (3) a written agreement between the individual officer and the Company to terminate the agreement. The Company has entered into indemnification agreements with its officers and directors containing provisions that may require it to indemnify its officers and directors against liabilities that may arise by reason of their status or service as officers or directors, other than liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee of the Board is an officer or employee of the Company, nor has any member formerly served as an officer of the Company. No executive officer of the Company serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving on the Company's Board or Compensation Committee.

Thomas P. Shanahan, who was appointed to the Compensation Committee of the Board in January 2003, is affiliated with Needham Capital Partners. On November 26, 2002, the Company issued 375,869 shares of its common stock at a price of $5.3210 per share, and warrants to purchase up to 120,513 shares of its common stock at an exercise price of $7.50 per share to certain purchasers affiliated with Needham Capital Partners. In connection with the issuance of these securities, the Company also appointed Mr. Shanahan to the Board as a Class III director. In addition, pursuant to the terms of a voting agreement among the Company, such purchasers and Christopher T. Keene, the Company's Chairman of the Board and Chief Executive Officer, Mr. Keene has agreed to vote for the election of the purchasers' designee to the Board for so long as the purchasers beneficially own at least 11% of the outstanding capital stock of the Company.

ITEM 14. CONTROLS AND PROCEDURES.

    Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of our evaluation.


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


1. I have reviewed this annual report on Form 10-K/A of Persistence Software, Inc.;


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


Date: June 20, 2003


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


1. I have reviewed this annual report on Form 10-K/A of Persistence Software, Inc.;


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


Date: June 20, 2003


                                                 /s/ CHRISTINE RUSSELL
                                                 -------------------------
                                                 Christine Russell
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                    DESCRIPTION
--------                                   -----------


  3.2*         Amended and Restated Certificate of Incorporation of Persistence.
  3.4++        Amended and Restated Bylaws of Persistence, as amended on
               February 12, 2003.
  4.1*         Specimen Stock Certificate.
  4.2***       Common Stock Warrant, Warrant No. W-CS1, dated June 28, 2001, issued to RCG Capital Markets Group, Inc.
  10.1*        Form of Common Stock Purchase Agreement between Persistence and each of Christopher T. Keene and Derek P. Henninger.
  10.2*        Fifth Amended and Restated Investor Rights Agreement dated
               February 19, 1999 among Persistence and certain investors.
  10.5*        1994 Stock Purchase Plan (as amended) and Form of Common Stock
               Purchase Agreement.
  10.6++       1997 Stock Plan (as amended) and Forms of Stock Option Agreement and Common Stock Purchase Agreement.
  10.7++       1999 Employee Stock Purchase Plan and Form of Subscription
               Agreement.
  10.8++       1999 Directors' Stock Option Plan and Form of Option Agreement.
  10.9*        Lease dated June 12, 1991 between Persistence and Great American
               Bank (as amended).
  10.10*+      Settlement and License Agreement dated March 23, 1998 between
               Persistence and Sun Microsystems, Inc.
  10.11*       Form of Indemnification Agreement between Persistence and
               officers and directors.
  10.12***     Registration Rights Agreement dated as of June 28, 2001 between
               Persistence and RCG Capital Markets Group, Inc.
  10.13*****   Amended and Restated Loan Agreement between Persistence and
               Comerica Bank dated March 6, 2002.
  10.14*****   Lease Amendment dated February 5, 2002 between Persistence and
               Cornerstone Properties I, LLC.
  10.15*****   Form of Change of Control Agreement between Persistence and each of Keith Zaky and Ed Murrer.
  10.17****    Second Amendment to the Restated Loan and Security Agreement
               between Persistence and Comerica Bank dated July 3, 2002.
  10.18****    Third Amendment to the Restated Loan and Security Agreement
               between Persistence and Comerica Bank dated July 17, 2002.
  10.19**      Common Stock Purchase Agreement dated as of November 26, 2002 by and between Persistence Software, Inc. and Needham Capital
               Partners III, L.P., Needham Capital Partners IIIA, L.P. and
               Needham Capital Partners III (Bermuda), L.P.
  10.20**      Registration Rights Agreement dated as of November 26, 2002 by and between Persistence Software, Inc. and Needham Capital
               Partners III, L.P., Needham Capital Partners IIIA, L.P. and
               Needham Capital Partners III (Bermuda), L.P.
  10.21**      Voting Agreement dated as of November 26, 2002 by and between
               Persistence Software, Inc., Christopher T. Keene and Needham
               Capital Partners III, L.P., Needham Capital Partners IIIA, L.P.
               and Needham Capital Partners III (Bermuda), L.P.
  10.22**      Form of Common Stock Warrant dated as of November 26, 2002 issued to Needham Capital Partners III, L.P., Needham Capital Partners
               IIIA, L.P. and Needham Capital Partners III (Bermuda), L.P.
  10.23++      Fourth Amendment to the Restated Loan and Security Agreement
               between Persistence and Comerica Bank dated November 15, 2002.
  10.24++      Amended and Restated Loan Agreement between Persistence and
               Comerica Bank dated March 20, 2003.
  21.1*        List of subsidiaries.
  23.1         Independent Auditors' Consent.
  24.1++       Power of Attorney (see page 42).
  99.1         Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2         Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


++    Previously filed.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PERSISTENCE SOFTWARE, INC.

                                           By: /s/ CHRISTOPHER T. KEENE
                                               -------------------------------
                                               Christopher T. Keene
                                               CHAIRMAN OF THE BOARD AND
                                               CHIEF EXECUTIVE OFFICER
                                               (Principal Executive Officer)

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


Date: June 20, 2003




    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                                 TITLE                              DATE
           ---------                                 -----                              ----
/s/ CHRISTOPHER T. KEENE              Chairman of the Board and Chief Executive      June 20, 2003
--------------------------------      Officer (Principal Executive Officer)
Christopher T. Keene

/s/ CHRISTINE RUSSELL                 Chief Financial Officer (Principal             June 20, 2003
--------------------------------      Financial and Accounting Officer)
Christine Russell

*                                     Director                                       June 20, 2003
--------------------------------
Owen Brown

*                                     Director                                       June 20, 2003
--------------------------------
Alan King

*                                     Director                                       June 20, 2003
--------------------------------
Christopher Paisley

*                                     Director                                       June 20, 2003
--------------------------------
Thomas Shanahan

*                                     Director                                       June 20, 2003
--------------------------------
Sanjay Vaswani


* /s/ Christine Russell
  -----------------------------------
  Christine Russell, Attorney-in-fact

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
January 24, 2003
(March 20, 2003 as to the first paragraph of Note 11
and June 12, 2003 as to the second paragraph of Note 11)


                                           PERSISTENCE SOFTWARE, INC.

                                           CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                          ---------------------
                                                                                            2002         2001
                                                                                          ---------   ---------
Current assets:
  Cash and cash equivalents ...........................................................   $  8,903    $  7,411
  Accounts receivable, net of allowances of $220 and $152, respectively ...............      1,252       4,106
  Prepaid expenses and other current assets ...........................................        392         656
                                                                                          ---------   ---------
       Total current assets ...........................................................     10,547      12,173
Property and equipment, net ...........................................................        375         796
Purchased intangibles, net of amortization of $785 and $1,088, respectively ...........        123         722
Other assets ..........................................................................         55          64
                                                                                          ---------   ---------
       Total assets ...................................................................   $ 11,100    $ 13,755
                                                                                          =========   =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................................................   $    325    $  1,070
  Accrued compensation and related benefits ...........................................        722         892
  Other accrued liabilities ...........................................................      1,188         457
  Deferred revenues, net of long-term portion .........................................      2,529       2,124
  Current portion of long-term obligations ............................................        841         847
                                                                                          ---------   ---------
       Total current liabilities ......................................................      5,605       5,390
Long-term liabilities
  Long-term portion of deferred revenues ..............................................        691          --
  Long-term obligations ...............................................................         93         421
                                                                                          ---------   ---------
       Total long-term liabilities ....................................................        784         421
                                                                                          ---------   ---------
       Total liabilities ..............................................................      6,389       5,811
                                                                                          ---------   ---------
Commitments (Note 5)
Stockholders' equity:
  Preferred stock, $0.001 par value; authorized-- 5,000,000 shares; designated and
   outstanding--none ..................................................................         --          --
  Common stock, $0.001 par value; authorized -- 75,000,000 shares; outstanding -- 2002,
   2,398,995 shares; 2001, 2,003,658 shares ...........................................     66,103      64,036
  Deferred stock compensation .........................................................        (31)       (119)
  Notes receivable from stockholders ..................................................         --         (54)
  Accumulated deficit .................................................................    (61,370)    (55,930)
  Accumulated other comprehensive income ..............................................          9          11
                                                                                          ---------   ---------
       Total stockholders' equity .....................................................      4,711       7,944
                                                                                          ---------   ---------
       Total liabilities and stockholders' equity .....................................   $ 11,100    $ 13,755
                                                                                          =========   =========

                                 See notes to consolidated financial statements.

                                                      F-3


                                       PERSISTENCE SOFTWARE, INC.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                         2002        2001        2000
                                                                      ---------   ---------   ---------
Revenues:
  License .........................................................   $  9,061    $ 10,561    $ 17,684
  Service .........................................................      5,525       8,810       7,593
                                                                      ---------   ---------   ---------
       Total revenues .............................................     14,586      19,371      25,277
                                                                      ---------   ---------   ---------
Cost of revenues:
  License .........................................................        286          14         304
  Service .........................................................      2,740       3,973       3,592
                                                                      ---------   ---------   ---------
       Total cost of revenues .....................................      3,026       3,987       3,896
                                                                      ---------   ---------   ---------
Gross profit ......................................................     11,560      15,384      21,381
Operating expenses:
  Sales and marketing .............................................      8,676      14,371      22,755
  Research and development ........................................      4,108       5,578       8,127
  General and administrative ......................................      3,459       5,519       5,431
  Amortization and write-down of purchased intangibles ............        768       3,634       2,925
  Restructuring costs .............................................         --       1,673          --
                                                                      ---------   ---------   ---------
       Total operating expenses ...................................     17,011      30,775      39,238
                                                                      ---------   ---------   ---------
Loss from operations ..............................................     (5,451)    (15,391)    (17,857)
Interest and other income (expense):
  Interest income .................................................         94         394       1,401
  Interest expense ................................................        (44)        (68)        (60)
  Other, net ......................................................        (39)        (67)       (210)
                                                                      ---------   ---------   ---------
       Total interest and other income (expense) ..................         11         259       1,131
                                                                      ---------   ---------   ---------
Net loss ..........................................................   $ (5,440)   $(15,132)   $(16,726)
                                                                      =========   =========   =========
Basic and diluted net loss per share ..............................   $  (2.65)   $  (7.60)   $  (8.65)
                                                                      =========   =========   =========
Shares used in calculating basic and diluted net loss per share ...      2,053       1,992       1,933
                                                                      =========   =========   =========

                             See notes to consolidated financial statements.

                                                  F-4


                                             PERSISTENCE SOFTWARE, INC.

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            PREFERRED STOCK                    COMMON STOCK            DEFERRED
                                      -----------------------------   -----------------------------     STOCK
                                         SHARES          AMOUNT          SHARES          AMOUNT      COMPENSATION
                                      -------------   -------------   -------------   -------------  -------------
Balances, January 1, 2000 .........             --    $         --       1,926,970    $     57,467   $     (1,206)
Net loss ..........................
Change in unrealized gain on
  investments .....................
Cumulative translation
  adjustment ......................
Comprehensive loss ................
Issuance of common stock,
  net of repurchases ..............                                         60,900           6,725
Collection of notes receivable
  from stockholders ...............
Reversal of stock arrangements
  due to cancellations ............                                                           (198)            198
Amortization of deferred
  stock compensation ..............                                                                            416
                                      -------------   -------------   -------------   -------------  -------------
Balances, December 31, 2000 .......             --              --       1,987,870          63,994           (592)
Net loss ..........................
Cumulative translation
  adjustment ......................
Comprehensive loss ................
Issuance of common stock, net of
  repurchases .....................                                         15,787             270
Collection of notes receivable
  from stockholders ...............
Issuance of stock warrants ........                                                             53            (53)
Reversal of stock arrangements
  due to cancellations ............                                                           (281)           281
Amortization of deferred
  stock compensation ..............                                                                           245
                                      -------------   -------------   -------------   -------------  -------------
Balances, December 31, 2001 .......             --              --       2,003,657          64,036           (119)
Net loss ..........................
Cumulative translation
  adjustment ......................
Comprehensive loss ................
Issuance of common stock and
  common stock warrants, net
  of repurchases ..................                                        395,337           2,025
Collection of notes receivable
  from stockholders ...............
Issuance of stock options,
  non-employees ...................                                                             42
Amortization of deferred
  stock compensation ..............                                                                            88
                                      -------------   -------------   -------------   -------------  -------------
Balances, December 31, 2002 .......             --    $         --       2,398,994    $     66,103   $        (31)
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
                                                                =========   =========   =========

Basic and diluted net loss applicable to common
 shareholders per share:
As reported .................................................   $  (2.65)   $  (7.60)   $  (8.65)
                                                                =========   =========   =========
Pro forma ...................................................   $  (3.24)   $  (5.57)   $ (13.960)
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

2. ASSET WRITE-DOWNS AND EMPLOYEE TERMINATION COSTS

During 2002, the Company recorded an impairment charge of $160,000 relating to the Company's evaluation of certain purchased intangible assets. During 2001, the Company recorded an impairment charge of $2.0 million relating to the Company's evaluation of certain purchased intangible assets. The write-offs pertained to both software purchased from third parties and goodwill from companies that had been acquired. These assets were deemed to have become impaired due to various factors including the availability of alternative software solutions and the product transition from PowerTier application server to the EdgeXtend data services product.

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

6. STOCKHOLDERS' EQUITY

   1994 STOCK PURCHASE PLAN

    Under the 1994 Stock Purchase Plan (the "Plan"), the Company could sell common stock to employees of the Company at the fair market value as determined by the Board of Directors. Sales are to be made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. No shares were issued under the Plan in 2001, 2000 and 1999. The Company has the right to repurchase these shares at the original issuance price upon termination of employment; this right expires ratably over four years. During 2001 the Company repurchased no shares. During 2000 and 1999, the Company repurchased
578 and 1,008 shares, respectively, at prices ranging from $0.60 to $2.30 per share. At December 31, 2002 and at December 31, 2001, no shares were subject to repurchase and no shares were available for future grant.

   1997 STOCK PLAN

    As of December 31, 2002, the Company has reserved 757,965 shares of common stock for issuance, at the discretion of the Board of Directors, to officers, directors, employees and consultants pursuant to its 1997 Stock Plan. This reserved amount was increased automatically on January 1, 2003 under the provisions of the Plan by 98,500 shares to 856,456 shares reserved. This excludes a maximum of 3,864 additional shares that may be transferred from the 1994 Stock Purchase Plan. The 1997 Stock Plan also provides for an automatic annual increase on the first day of 2003, 2004 and 2005 equal to the lesser of 98,500 shares, 4.94% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number as determined by the Board of Directors.

    Options granted under the 1997 Stock Plan generally vest over four years and expire ten years from the date of grant.

   STOCK OPTION REPRICING

    On May 9, 2001, the Company offered to exchange all outstanding options granted under the Company's 1997 Stock Plan that had an exercise price in excess of $1.00 per share and were held by option holders who were employees of the Company on the date of tender and through the grant date, for new options to purchase shares of the Company's common stock. This offer expired on June 7, 2001 and resulted in the cancellation of 215,503 unexercised options. Subject to the terms and conditions of the offer, the Company has granted new options under the 1997 Stock Plan to purchase shares of common stock in exchange for such tendered options no earlier than six months and one day after June 7, 2001. The exercise price per share of the new options is $12.30 which is equal to the fair market value of the underlying common stock on the date of grant, December 10, 2001, which was determined to be the last reported sale price of the common stock on the Nasdaq National Market on the grant date.

   1999 DIRECTORS' STOCK OPTION PLAN

    The Company's 1999 Directors' Stock Option Plan (the "Directors' Plan") became effective upon the closing of the Company's initial public offering in June 1999. Under the Directors' Plan, a total of 50,000 shares of common stock have been reserved for the grant of nonstatutory stock options to nonemployee directors of the Company. Options granted under the Director's Plan shall be immediately vested and expire in five years from the date of grant.

    Additional information with respect to options under the 1997 Stock Plan and the 1999 Directors' Stock Option Plan is as follows:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                        NUMBER OF   OPTION PRICE
                                                                                         OPTIONS      PER SHARE
                                                                                     -------------   -----------
Outstanding, January 1, 2000
  (27,972 exercisable at a weighted average exercise price of $33.30)............        324,347     $   96.50
  Granted (weighted average fair value of $109.50)................................       267,545     $  135.33
  Exercised.......................................................................       (36,573)    $   70.20
  Canceled........................................................................      (166,443)    $  108.13
                                                                                     -------------   -----------
Outstanding, December 31, 2000
  (102,843 exercisable at a weighted average exercise price of $98.50)...........        388,876     $  120.63
  Granted (weighted average fair value of $13.60).................................       469,684     $   14.75
  Exercised.......................................................................       (19,209)    $    5.60
  Canceled........................................................................      (505,703)    $   94.26
                                                                                     -------------   -----------
Outstanding, December 31, 2001
  (104,145 exercisable at a weighted average exercise price of $35.05)...........        333,648     $   18.15
  Granted (weighted average fair value of $6.21)..................................       100,900     $    7.01
  Exercised.......................................................................        (7,969)    $    6.30
  Canceled........................................................................       (61,063)    $   26.97
                                                                                     -------------   -----------
Outstanding, December 31, 2002                                                           365,516     $   13.83
                                                                                     =============   ===========

    Additional information regarding options outstanding as of December 31, 2002 is as follows:

                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                               ----------------------------------------------  --------------------
                                            WEIGHTED AVERAGE                               WEIGHTED
                                                REMAINING         WEIGHTED                  AVERAGE
              RANGE OF           NUMBER        CONTRACTUAL         AVERAGE       NUMBER    EXERCISE
           EXERCISE PRICES     OUTSTANDING    LIFE (YEARS)     EXERCISE PRICE  EXERCISABLE   PRICE
           ---------------     -----------    ------------     --------------  -----------   -----
          $  0.10 to $  5.00        57,698         8.53              $  4.32       17,602     $  4.11
          $  5.10 to $ 50.00       292,168         8.97              $ 10.14      126,919     $ 11.93
          $ 50.10 to $100.00         9,500         6.97              $ 91.06        8,670     $ 92.28
          $100.10 to $150.00         2,900         3.50              $138.47        2,830     $138.63
          $150.10 to $200.00         2,350         4.60              $162.41        2,225     $162.86
          $200.10 to $225.00           900         6.75              $216.32          827     $216.93
                               -----------      --------           ---------   ----------     -------
                                   365,516         8.77              $ 13.83      159,073     $ 20.87
                               ===========                                     ==========

All share and per share amounts have been adjusted to reflect the 1-for-10 reverse stock split effected on June 12, 2003 (see Note 11).

   1999 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1999 Employee Stock Purchase Plan (the "ESPP") became effective upon the closing of the Company's initial public offering in June 1999. Under the ESPP, eligible employees may purchase common stock through payroll deductions, which may not exceed 20% of any employee's compensation, nor more than 250 shares in any one purchase period. A total of 119,185 shares of common stock has been reserved for issuance under the ESPP as of December 31, 2002. The ESPP allows for an automatic annual increase on the first day of 2003 and 2004 equal to the lesser of 25,000 shares or 1% of outstanding common stock on the last day of the immediately preceding fiscal year. During 2002, 11,498 shares were issued under the ESPP at prices ranging from $3.70 to $6.00 per share resulting in aggregate proceeds of $45,000. During 2001, 9,036 shares were issued under the ESPP at prices ranging from $4.10 to $32.90 per share resulting in aggregate proceeds of $178,000. During 2000, 10,407 shares were issued under the ESPP at prices ranging from $93.50 to $145.60 per share and aggregate proceeds of $1,037,000.

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

    ISSUANCE OF STOCK WARRANTS

    During 2002, the Company issued certain affiliated investors warrants for the purchase of 120,513 shares of common stock at an exercise price of $7.50 in connection with a common stock purchase agreement. Such warrants vested immediately. The Company recorded fair value of the warrants of $576,000 using the Black-Scholes pricing model using a risk free interest rate of 4.8%, contractual life of five years and volatility of 135%. This was recorded as part of the common stock offering costs.

    During 2002, the Company issued stock warrants to a non-employee for consulting services for the purchase of 5,000 shares of common stock at an exercise price of $3.80. Such warrants vested immediately. The Company recorded compensation expense equal to the fair value of the vested warrants using the Black-Scholes pricing model using a risk free interest rate of 4.8%, contractual life of five years and volatility of 130%. The compensation expense recorded in 2002 was $17,000 and was recognized in the accompanying statement of operations in accordance with the related service being performed.

    During 2001, the Company issued stock warrants to a nonemployee for consulting services for the purchase of 8,000 shares of common stock at an exercise price of $5.70. Such warrants vest over a period of four years. The Company recorded compensation expense equal to the fair value of the vested warrants using the Black-Scholes pricing model using a risk free interest rate of 5.0%, contractual life of five years and volatility of 162%. The compensation expense recorded in 2001 was $53,000.

7. NET LOSS PER SHARE

    The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                                            YEAE ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                         2002        2001         2000
                                                                     ----------   ----------   ----------
Net loss (numerator), basic and diluted........................      $  (5,440)   $ (15,132)   $ (16,726)
Shares (denominator):
  Weighted average common shares outstanding...................          2,053        1,994        1,962
  Weighted average common shares outstanding subject
     to repurchase.............................................             --           (2)         (29)
                                                                     ----------   ----------   ----------
  Shares used in computation, basic and diluted................          2,053        1,992        1,933
                                                                     ==========   ==========   ==========
Net loss per share, basic and diluted..........................      $   (2.65)   $   (7.60)   $   (8.65)
                                                                     ==========   ==========   ==========

    For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following:

                                                                              DECEMBER 31,
                                                                ------------------------------------------
                                                                    2002           2001           2000
                                                                ------------   ------------   ------------
Shares of common stock subject to repurchase...............              --             --         18,416
Outstanding options........................................         365,511        333,648        388,876
Warrants...................................................         133,513          8,000             --
                                                                ------------   ------------   ------------
          Total............................................         499,024        341,648        407,292
                                                                ============   ============   ============
Weighted average exercise price of options.................     $     13.83    $     18.13    $    120.70
                                                                ============   ============   ============
Weighted average exercise price of warrants................     $      7.25    $      5.70    $        --
                                                                ============   ============   ============


8. INCOME TAXES

    The Company's deferred income tax assets are comprised of the following at December 31:

                                                            2002         2001
                                                         ----------   ----------
                                                              (IN THOUSANDS)
Net deferred tax assets:
  Net operating loss carryforwards.....................  $  20,330    $  17,491
  Accruals deductible in different periods.............        595          179
  General business credits.............................      3,593        2,469
  Depreciation and amortization........................      3,308        3,485
                                                         ----------   ----------
                                                            27,826       23,624
  Valuation allowance..................................    (27,826)     (23,624)
                                                         ----------   ----------
          Total........................................  $      --   $       --
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

    On June 12, 2003, the Company effected a 1-for-10 reverse stock split that was previously approved at the Annual Meeting of Stockholders. Accordingly all share and per share amounts in this annual report on Form 10-K/A have been adjusted to reflect the 1-for-10 reverse stock split.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Persistence Software, Inc.:

    We have audited the consolidated financial statements of Persistence Software, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 24, 2003 (March 20, 2003 as to the first paragraph of Note 11 and June 12, 2003 as to the second paragraph of Note
11). Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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
