Form 10-Q/A
period 2003-03-31
PERSISTENCE SOFTWARE INC
filed 2003-06-23
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                AMENDMENT NO. 1


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

         As of April 30, 2003, there were 2,404,473 shares of the registrant's Common Stock outstanding.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended March 31, 2003 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our quarterly report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date except for the restatement of all share and per share amounts for a 1-for-10 reverse stock split previously approved by our stockholders and effected on June 12, 2003. For the convenience of the reader, we have restated our quarterly report on Form 10-Q in its entirety.


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

                                          3

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                        ------------------------
                                                          2003            2002
                                                        ---------      ---------
Revenues:
  Licenses                                              $  1,294       $    833
  Service                                                  1,229          1,328
                                                        ---------      ---------
    Total revenues                                         2,523          2,161
                                                        ---------      ---------
Cost of revenues:
  Licenses                                                     3             27
  Service                                                    477            768
                                                        ---------      ---------
    Total cost of revenues                                   480            795
                                                        ---------      ---------
Gross profit                                               2,043          1,366
Operating expenses:
  Sales and marketing                                      1,531          2,434
  Research and development                                   849          1,118
  General and administrative                                 643            927
  Amortization of purchased intangibles                       36            212
                                                        ---------      ---------
    Total operating expenses                               3,059          4,691
                                                        ---------      ---------
Loss from operations                                      (1,016)        (3,325)
Interest and other income (expense):
  Interest income                                             19             35
  Interest expense                                            (8)           (10)
  Other, net                                                  (3)            (9)
                                                        ---------      ---------
    Total interest and other income (expense)                  8             16
                                                        ---------      ---------
Net loss                                                $ (1,008)      $ (3,309)
                                                        =========      =========
Basic and diluted net loss per share                    $  (0.42)      $  (1.65)
                                                        =========      =========
Shares used in calculating basic
  and diluted net loss per share                           2,403          2,009
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

    As of March 31, 2003 and 2002, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                         MARCH 31,     MARCH 31,
                                                           2003          2002
                                                         --------      --------
            Outstanding options                              327           335
            Warrants                                         134             8
                                                         --------      --------
                 Total                                       461           343
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
                                                                                ========     ========

         Basic and diluted net loss applicable to common shareholders per share:
         As reported ......................................................     $ (0.42)     $ (1.65)
         Pro forma ........................................................     $ (0.47)     $ (1.85)

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

8. REVERSE STOCK SPLIT


On June 12, 2003, the Company effected a 1-for-10 reverse stock split that was previously approved at the Annual Meeting of Stockholders. Accordingly all share and per share amounts in this quarterly report on Form 10-Q/A have been adjusted to reflect the 1-for-10 reverse stock split.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 2002 and 2001 and for each of the years ended December 31, 2002, 2001 and 2000, included in our Annual Report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," "targeting," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q/A and our Annual Report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom and Germany. Revenues from licenses and services to customers outside the United States were $1.6 million in the three months ended March 31, 2003, $797,000 in the three months ended March 31, 2002, $4.8 million in 2002, $7.4 million in 2001 and $7.2 million in 2000. The decrease in international revenues from 2001 to 2002 is primarily attributable to general economic conditions in Asia, which was a factor in our decision to close our sales office in Asia in 2002. Our future success will depend, in part, on our successful development of international markets for our products.

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

    Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. We had 68 employees as of December 31, 2002 and 60 as of March 31, 2003, representing a decrease of 12%. This decrease was due primarily to assessments during the quarter of efficient staffing requirements. We have incurred net losses in each quarter since 1996 and, as of March 31, 2003, had an accumulated deficit of $62.4 million. We are currently targeting that each of sales and marketing expenses, research and development expenses, and general and administrative expenses for 2003 will be below 2002 spending levels.

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

RESULTS OF OPERATIONS

THREE MONTHS (FIRST QUARTERS) ENDED MARCH 31, 2003 AND 2002

Revenues

    Our revenues were $2.5 million for the three months ended March 31, 2003 and $2.2 million for the three months ended March 31, 2002, representing an increase of 14%. International revenues were $1.6 million for the three months ended March 31, 2003 and $797,000 for the three months ended March 31, 2002, representing an increase of 102%. The increase was primarily due to a $600,000 sale to Adobe Systems in Germany. For the three months ended March 31, 2003, Adobe Systems and JP Morgan Chase accounted for 23% and 10% of total revenues respectively and sales of products and services to our top five customers accounted for 52% of total revenues. For the three months ended March 31, 2002, Salomon Smith Barney and Lucent Technologies accounted for 15% and 10% of total revenues respectively and sales of products and services to our top five customers accounted for 46% of total revenues.

    License Revenues. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. License revenues were $1.3 million for the three months ended March 31, 2003 and $833,000 for the three months ended March 31, 2002, representing an increase of 55%. License revenues represented 51% of total revenues for the three months ended March 31, 2003 and 39% of total revenues for the three months ended March 31, 2002. The difference in software license revenues was primarily due to the deferral of license revenue for a major contract negotiated in the first quarter of 2002 in the amount of $2.2 million, which resulted in lower revenue recognized in the same period. Given the continuing dramatically reduced level of information technology spending, license revenues may fluctuate substantially over the next several quarters. In addition, for the same reason, revenues may remain flat or decline for 2003 compared to 2002.

    Service Revenues. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $1.2 million for the three months ended March 31, 2003 and $1.3 million for the three months ended March 31, 2002, representing a decrease of 7%. This decrease was primarily due to lower revenues from technical support contracts in the amount of $65,000 and to a reduced level of consulting services performed during the quarter which lowered revenues by $34,000. Service revenues represented 49% of total revenues for the three months ended March 31, 2003 and 61% of total revenues for the three months ended March 31, 2002.


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


    Cost of Service Revenues. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services consulting, customer support and training. Our cost of service revenues was $477,000 for the three months ended March 31, 2003 and $768,000 for the three months ended March 31, 2002, representing a decrease of 38%. This decrease was primarily due to a $237,000 reduction in staffing and personnel related costs and a $54,000 reduction in our use of external consultants. As a percentage of service revenues, cost of service revenues was 39% for the three months ended March 31, 2003 and 58% for the three months ended March 31, 2002. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of consultants.

    Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel, and marketing and promotional expenses. Our sales and marketing expenses were $1.5 million for the three months ended March 31, 2003 and $2.4 million for the three months ended March 31, 2002, representing a decrease of 37%. This decrease was due to a $627,000 reduction in staffing and personnel related costs as well as a decrease of $238,000 in commissions expensed as compared to the three months ended March 31, 2002 as a result of payments made on a major contract negotiated in the first quarter of 2002 on which revenue was not recognized until subsequent periods. Sales and marketing expenses represented 61% of total revenues for the three months ended March 31, 2003 and 113% of total revenues for the three months ended March 31, 2002. We are presently targeting that 2003 sales and marketing expense levels will be lower than comparable 2002 expense levels.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to external software consultants. Our research and development expenses were $849,000 for the three months ended March 31, 2003 and $1.1 million for the three months ended March 31, 2002, representing a decrease of 24%. This decrease was due to a $226,000 reduction in staffing and personnel related costs. Research and development expenses represented 34% of total revenues for the three months ended March 31, 2003 and 52% of total revenues for the three months ended March 31, 2002. We are presently targeting that 2003 research and development expense levels will be lower than comparable 2002 expense levels.

    General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $643,000 for the three months ended March 31, 2003 and $927,000 for the three months ended March 31, 2002, representing a decrease of 31%. This decrease was due to reductions of $43,000 of staffing and personnel related costs and $79,000 of bad debt expenses. General and administrative expenses represented 25% of total revenues for the three months ended March 31, 2003 and 43% of total revenues for the three months ended March 31, 2002. We are presently targeting that 2003 general and administrative expense levels will be lower than comparable 2002 expense levels.

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

    Interest and Other Income (Expense). Interest and other income (expense) consists of earnings on our cash and cash equivalents, offset by interest expense related to obligations under capital leases and other equipment related borrowings, and various miscellaneous state and foreign taxes and other expenses. Interest and other income (expense) was $8,000 for the three months ended March 31, 2003 and $16,000 for the three months ended March 31, 2002, representing a decrease of 50%.

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


    Net cash used in operating activities was $1.7 million for the three months ended March 31, 2003 and $48,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, cash used in operating activities was attributable primarily to $1.0 million in net losses and an increase of $743,000 in accounts receivable from that was mainly due to one large sale in the last week of the quarter. For the three months ended March 31, 2002, cash used in operating activities was attributable primarily to net losses of $3.3 million offset by an increase of $2.5 million in deferred revenue and depreciation and amortization of $381,000.

    Net cash used in investing activities was $19,000 for the three months ended March 31, 2003 and $80,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, net cash used in investing activities was attributable to the purchase of $19,000 worth of property and equipment. For the three months ended March 31, 2002, net cash used in investing activities was attributable primarily to the purchase of $45,000 worth of intangibles.


    Net cash used in financing activities was $72,000 for the three months ended March 31, 2003 and $84,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, net cash used in financing activities was attributable primarily to $87,000 in loan repayments. For the three months ended March 31, 2002, net cash used in financing activities was attributable primarily to $139,000 in loan repayments offset by proceeds of $76,000 from sales of common stock as a result of option exercises.


    We have credit facilities with Comerica Bank. We have a $2.5 million revolving line of credit facility at March 31, 2003 available through April 30, 2004 under which no borrowings were outstanding as of March 31, 2003. We also have a $655,000 equipment term loan under which $175,000 was outstanding as of March 31, 2003. We are required to make principal payments of $21,843 per month, plus interest at the bank's base rate plus 0.5% per annum payable in 30 monthly installments. We also have an additional $149,000 equipment term loan under which $133,000 was outstanding as of March 31, 2003. This facility is an 18 month term loan with principal payments of $8,284 per month beginning on February 1, 2003 plus interest at the bank's base rate plus 1% per annum. Our credit facilities with Comerica Bank currently require, among other things, that we maintain a tangible net worth of at least $2.25 million. In addition, we must experience net losses below $750,000 for the quarter ending June 30, 2003 and $250,000 for the quarter ending September 30, 2003, and we must show a profit of at least one dollar for each quarter thereafter. As of March 31, 2003 we were in compliance with our debt covenants and we expect to meet these covenants in the future, provided that we meet our targets with respect to revenues and accounts receivable collections. Borrowings under the facilities are collateralized by substantially all of our assets including our intellectual property.


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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, and unregistered shares to be registered in the future, the market price of our common stock could fall. As of March 31, 2003, we had approximately 2,404,473 shares of common stock outstanding. Virtually all of our shares, other than shares held of affiliates, are freely tradable. Shares held by affiliates are tradable, subject to the volume and other restrictions of Rule 144. In addition, we filed a registration statement on Form S-3 with the SEC on April 30, 2003 covering the resale of 375,869 shares of our common stock and 133,513 shares of common stock issuable upon exercise of outstanding warrants on behalf of certain stockholders, including funds affiliated with Needham Capital Partners. We have also agreed to file an additional registration statement on the request of the stockholders affiliated with Needham Capital Partners under certain circumstances. Upon the effectiveness of the registration statement filed on April 30, 2003, the stockholders included in the registration statement may freely trade their registered shares in the public market (subject to certain restrictions as a result of the status of the stockholders as affiliates of the Company) which could result in a decrease in the price of our stock. These sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (c) SALES OF UNREGISTERED SECURITIES. On October 18, 2002, the Company issued to RTX Securities Corporation a warrant to purchase up to 5,000 shares of common stock, at a purchase price equal to $3.80 per share in connection with the engagement of RTX Securities Corporation by the Company. The issuance of the above warrant was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. RTX Securities Corporation may exercise the warrant at any time after the date of issuance.

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

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

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


1. I have reviewed this quarterly report on Form 10-Q/A of Persistence Software, Inc.;


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


1. I have reviewed this quarterly report on Form 10-Q/A of Persistence Software, Inc.;


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