Form 10-K/A
period 2002-12-31
PERSISTENCE SOFTWARE INC
filed 2003-08-12
CIK 1084400

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-K/A
                                 Amendment No. 2
                                 _______________

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

================================================================================

                                EXPLANATORY NOTE

    This Amendment No. 2 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2002 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date except for the restatement of all share and per share amounts for a 1-for-10 reverse stock split previously approved by our stockholders and effected on June 12, 2003. For the convenience of the reader, we have restated our annual report on Form 10-K in its entirety.

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

   OPERATING EXPENSES


    SALES AND MARKETING. Sales and marketing expenses consist of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses were $8.7 million for 2002 and $14.4 million for 2001, representing a decrease of 40%. This decrease was primarily due to a reduction in staffing and personnel related costs of $3.0 million, reduced office space which lowered expenses by $256,000 and a $1.8 million reduction in commissions expensed based on lower sales revenues. Sales and marketing expenses represented 59% of total revenues for 2002 and 74% of total revenues for 2001. We are presently targeting that 2003 sales and marketing expense levels will be lower than comparable 2002 expense levels because as of July 2003 we had 23 sales and marketing employees as compared to an average of 35 such employees during 2002. We do not anticipate significantly increasing sales and marketing expenses or headcount in the second half of 2003.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist of salaries and benefits for software developers, technical managers and quality assurance personnel as well as payments to external software consultants. Our research and development expenses were $4.1 million for 2002 and $5.6 million for 2001, representing a decrease of 26%. This decrease was primarily related to a reduction in both employees and external contract staff, which amounted to a $1.3 million reduction in expenses. Research and development expenses represented 28% of total revenues for 2002 and 29% of total revenues for 2001. We are presently targeting that 2003 research and development expense levels will be lower than comparable 2002 expense levels because as of July 2003 we had 22 research and development employees as compared to an average of 27 such employees during 2002. We do not anticipate significantly increasing research and development expenses or headcount in the second half of 2003.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $3.5 million for 2002 and $5.5 million for 2001, representing a decrease of 37%. This decrease was primarily related to the termination of patent litigation and related legal fees and settlements of $980,000 and a $598,000 reduction in bad debt expense. General and administrative expenses represented 24% of total revenues for 2002 and 29% of total revenues for 2001. We are presently targeting that 2003 general and administrative expense levels will be lower than comparable 2002 expense levels because as of July 2003 we had ten general and administrative employees as compared to an average of 13 such employees during 2002. We do not anticipate significantly increasing general and administrative expenses or headcount in the second half of 2003.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEMS 10, 11 AND 12.

The Company's Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2002, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Items 10-12 of Part III, except for the information with respect to the Company's executive officers, which is included in "Item 1. Business -- Executive Officers" and for the information with respect to the Company's compensation committee interlocks and insider participation in compensation decisions, which is included in Item 12: Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

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


Date: August 12, 2003


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


Date: August 12, 2003


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

++    Previously filed.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: August 12, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                                 TITLE                              DATE
           ---------                                 -----                              ----
/s/ CHRISTOPHER T. KEENE              Chairman of the Board and Chief Executive      August 12, 2003
--------------------------------      Officer (Principal Executive Officer)
Christopher T. Keene

/s/ CHRISTINE RUSSELL                 Chief Financial Officer (Principal             August 12, 2003
--------------------------------      Financial and Accounting Officer)
Christine Russell

*                                     Director                                       August 12, 2003
--------------------------------
Owen Brown

*                                     Director                                       August 12, 2003
--------------------------------
Alan King

*                                     Director                                       August 12, 2003
--------------------------------
Christopher Paisley

*                                     Director                                       August 12, 2003
--------------------------------
Thomas Shanahan

*                                     Director                                       August 12, 2003
--------------------------------
Sanjay Vaswani


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


A reconciliation of our previously reported net income and net income per share to amounts for the exclusion of goodwill amortization follows.

                                            2000          2001            2002

Net loss, as reported                   $  (5,440)    $  (15,132)    $  (16,726)
Less: Goodwill amortization                 1,003            487             --
                                        ----------------------------------------
Adjusted net loss                       $  (4,437)    $  (14,645)    $  (16,726)
                                        ========================================

Basic and diluted net loss
  per share, as reported
  (adjusted for reverse split)          $   (2.65)    $    (7.60)    $    (8.65)
Less: Goodwill amortization                  0.49           0.24             --
                                        ----------------------------------------
Adjusted basic and diluted
  net loss per share                    $   (2.16)    $    (7.35)    $    (8.65)
                                        ========================================


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
