Form 10-Q/A
period 2003-03-31
PERSISTENCE SOFTWARE INC
filed 2003-08-12
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                AMENDMENT NO. 2


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

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended March 31, 2003 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our quarterly report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date except for the restatement of all share and per share amounts for a 1-for-10 reverse stock split previously approved by our stockholders and effected on June 12, 2003. For the convenience of the reader, we have restated our quarterly report on Form 10-Q in its entirety.


                                      INDEX

PART I.     FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS.                                     3

                    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,
                    2003 AND DECEMBER 31, 2002.                               3

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                    THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.           4

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                    THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.           5

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.     6

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.                      8

            ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                    MARKET RISK.                                             25

            ITEM 4. CONTROLS AND PROCEDURES.                                 25

PART II.    OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS.                                       26

            ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.               26

            ITEM 5. OTHER INFORMATION.                                       26

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                        26

SIGNATURES                                                                   27

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

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

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