Form 10-Q
period 2003-06-30
PERSISTENCE SOFTWARE INC
filed 2003-08-14
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

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

    As of July 31, 2003, there were 2,406,430 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION.

         ITEM 1. FINANCIAL STATEMENTS.                                         3

                 CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,
                 2003 AND DECEMBER 31, 2002.                                   3

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002.        4

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.                  5

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.         6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.                          9

         ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.  26

         ITEM 4. CONTROLS AND PROCEDURES.                                     26

PART II. OTHER INFORMATION.

         ITEM 1. LEGAL PROCEEDINGS.                                           27

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         27

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                            28

SIGNATURES                                                                    29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              PERSISTENCE SOFTWARE, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                           JUNE 30,       DECEMBER 31,
                                                             2003             2002
                                                         ------------     ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                              $     6,174      $     8,903
  Accounts receivable, net                                     1,948            1,252
  Prepaid expenses and other current assets                      222              392
                                                         ------------     ------------
          Total current assets                                 8,344           10,547
Property and equipment, net                                      205              375
Purchased intangibles, net                                        78              123
Other assets                                                      55               55
                                                         ------------     ------------
          Total assets                                   $     8,682      $    11,100
                                                         ============     ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $       412      $       325
  Accrued compensation and related benefits                      748              722
  Other accrued liabilities                                    1,088            1,188
  Deferred revenues net of long-term portion                   2,257            2,529
  Current portion of long-term obligations                       713              841
                                                         ------------     ------------
          Total current liabilities                            5,218            5,605
Long-term liabilities:
  Long-term portion of deferred revenues                         373              691
  Long-term obligations                                           35               93
                                                         ------------     ------------
          Total long-term liabilities                            408              784
                                                         ------------     ------------
          Total liabilities                                    5,626            6,389
                                                         ------------     ------------
Stockholders' equity:
  Preferred stock                                                 --               --
  Common stock                                                66,085           66,103
  Deferred stock compensation                                    (23)             (31)
  Accumulated deficit                                        (63,002)         (61,370)
  Accumulated other comprehensive loss                            (4)               9
                                                         ------------     ------------
          Total stockholders' equity                           3,056            4,711
                                                         ------------     ------------
          Total liabilities and stockholders' equity     $     8,682      $    11,100
                                                         ------------     ------------

               See notes to condensed consolidated financial statements.

                                          3

                                                 PERSISTENCE SOFTWARE, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             -----------------------------     -----------------------------
                                                               JUN. 30,         JUN. 30,         JUN. 30,         JUN. 30,
                                                                 2003             2002             2003             2002
                                                             ------------     ------------     ------------     ------------
Revenues:
    Licenses                                                 $     1,656      $     4,104      $     2,950      $     4,937
    Service                                                        1,220            1,626            2,449            2,954
                                                             ------------     ------------     ------------     ------------
       Total revenues                                              2,876            5,730            5,399            7,891
                                                             ------------     ------------     ------------     ------------
Cost of revenues:
    Licenses                                                          22               75               61              102
    Service                                                          459              759              936            1,527
                                                             ------------     ------------     ------------     ------------
       Total cost of revenues                                        481              834              997            1,629
                                                             ------------     ------------     ------------     ------------
Gross profit                                                       2,395            4,896            4,402            6,262
                                                             ------------     ------------     ------------     ------------
Operating expenses:
    Sales and marketing                                            1,545            2,586            3,076            5,020
    Research and development,                                        803            1,038            1,652            2,156
    General and administrative                                       657              919            1,300            1,846
    Amortization and impairment of purchased intangibles              --              142               --              354
                                                             ------------     ------------     ------------     ------------
           Total operating expenses                                3,005            4,685            6,028            9,376
                                                             ------------     ------------     ------------     ------------
Income/(Loss) from operations                                       (610)             211           (1,626)          (3,114)
Interest income                                                       16               21               35               55
Interest and other expense                                           (11)             (14)             (22)             (25)
                                                             ------------     ------------     ------------     ------------
Income/(loss) before income taxes                                   (605)             218           (1,613)          (3,084)
Income taxes                                                         (19)              (3)             (19)             (10)
                                                             ------------     ------------     ------------     ------------
Net income/(loss)                                            $      (624)     $       215      $    (1,632)     $    (3,094)
                                                             ============     ============     ============     ============
Basic net income/(loss) per share                            $     (0.26)     $      0.11      $     (0.68)     $     (1.54)
                                                             ============     ============     ============     ============
Diluted net income/(loss) per share                          $     (0.26)     $      0.10      $     (0.68)     $     (1.54)
                                                             ============     ============     ============     ============
Shares used in calculating basic net income/(loss) per
  share                                                            2,406            2,015            2,404            2,012
                                                             ============     ============     ============     ============
Shares used in calculating diluted net
  income/(loss) per share                                          2,406            2,048            2,404            2,012
                                                             ============     ============     ============     ============

                                  See notes to condensed consolidated financial statements.

                                                             4

                                     PERSISTENCE SOFTWARE, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                            (UNAUDITED)

                                                                                  SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                          -------------------------
                                                                             2003           2002
                                                                          ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $  (1,632)     $  (3,094)
  Adjustments to reconcile net loss to net cash provided by/(used in)
     operating activities:
     Depreciation and amortization                                              237            688
     Amortization of deferred stock compensation                                  8             54
     Issuance of warrants and options to non-employees and other                 (4)            --
     Changes in operating assets and liabilities:
       Accounts receivable (net)                                               (696)           512
       Prepaid expenses and other current assets                                170            132
       Accounts payable                                                          87           (487)
       Accrued compensation and related benefits                                 26            249
       Other accrued liabilities                                               (100)           478
       Deferred revenues                                                       (590)         1,705
                                                                          ----------     ----------
          Net cash provided by/(used in) operating activities                (2,494)           237
                                                                          ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                                              (24)           (48)
  Proceeds from sale of property and equipment                                    2             --
  Purchased intangibles additions                                                --            (45)
  Deposits and other assets                                                      --             (8)
                                                                          ----------     ----------
          Net cash used in investing activities                                 (22)          (101)
                                                                          ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                           20             76
  Issuance costs - common stock offering                                        (40)            --
  Borrowing under capital lease obligations                                      --             12
  Repayment of obligations incurred to acquire purchased intangibles             --           (110)
  Repayment under long term liabilities                                        (180)          (213)
                                                                          ----------     ----------
          Net cash used in financing activities                                (200)          (235)
                                                                          ----------     ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    (13)             6
                                                                          ----------     ----------
CASH AND CASH EQUIVALENTS:
  Net decrease                                                               (2,729)           (93)
  Beginning of period                                                         8,903          7,411
                                                                          ----------     ----------
  End of period                                                           $   6,174      $   7,318
                                                                          ==========     ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired by capital leases                              --            (22)
                                                                          ==========     ==========

                     See notes to condensed consolidated financial statements.

                                                 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

    Persistence Software solves data access problems for distributed and real-time systems. The Company's software products help deliver better business visibility for applications which require current information about customers, products and suppliers. The Company provides a suite of data services products that sit between existing databases - such as Oracle and DB2 - and application servers - such as BEA, WebLogic, IBM, WebSphere, and Microsoft .NET. Developers can configure these products, to position business information for more efficient access for users, dramatically reduce network traffic and data latency, and result in better application performance at a much lower infrastructure cost.

2. BASIS OF PRESENTATION

    The condensed consolidated financial statements included in this filing on Form 10-Q as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 balance sheet was extracted from audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2002 filed with the Securities and Exchange Commission.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2003, its condensed consolidated results of operations for the three and six month periods ended June 30, 2003 and 2002, and its condensed consolidated cash flows for the six month periods ended June 30, 2003 and 2002, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

3. NET LOSS PER SHARE

    Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share was the same as basic net loss per common share for all periods presented, since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses, with the exception of the three months ended June 30, 2002.

    The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income/(loss) per share (in thousands, except per share amounts):

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                                    2003              2002              2003              2002
                                                                 ----------        ----------       -----------       -----------
Net income/(loss) (numerator), basic and diluted                 $    (624)        $     215        $   (1,632)       $   (3,094)
                                                                 ==========        ==========       ===========       ===========
Shares (denominator):
  Weighted average common shares outstanding used
      in computing basic earnings per share                          2,406             2,015             2,404             2,012
  Common stock equivalents related to
      employee stock options and warrants                                0                33                 0                 0
                                                                 ----------        ----------       -----------       -----------
  Shares used in computation, diluted earnings per share             2,406             2,048             2,404             2,012
                                                                 ==========        ==========       ===========       ===========
Basic net income/(loss) per share                                $   (0.26)        $    0.11        $    (0.68)       $    (1.54)
                                                                 ==========        ==========       ===========       ===========
Diluted net income/(loss) per share                              $   (0.26)        $    0.10        $    (0.68)       $    (1.54)
                                                                 ==========        ==========       ===========       ===========

    As of June 30, 2003, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                               JUNE 30,      JUNE 30,
                                                 2003          2002
                                               --------      --------
            Outstanding options                    426           339
            Warrants                               134             8
                                               --------      --------
                 Total                             560           347
                                               --------      --------

4. ACCOUNTING FOR STOCK BASED COMPENSATION

    The Company accounts for stock based compensation granted to employees and directors under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE, requires the disclosure of pro forma net loss as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

    The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for options outstanding under the 1997 Stock Plan: expected life, 30 months following vesting for the three months ended June 30, 2003 and 2002 and 30 months following vesting for the six months ended June 30, 2003 and 2002; risk free interest rate of 1.81% for the three months ended June 30, 2003, 4.49% for the three months ended June 30, 2002, 1.81% for the six months ended June 30, 2003 and 4.71% for the six months ended June 30, 2002; volatility of 144% for the three months ended June 30, 2003, 146% for the three months ended June 30, 2002, 145% for the six months ended June 30, 2003 and 146% for the six months ended June 30, 2002; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards granted in 1997 and after had been amortized to expense over the vesting period of the awards, pro forma net loss (net of amortization of deferred compensation expense already recorded for the six months ended June 30, 2003 and 2002) would have been approximately as follows (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                                -----------------------    --------------------------
                                                                   2003         2002           2003           2002
                                                                ----------   ----------    -----------    -----------
Net loss as reported ........................................   $    (624)   $     215     $   (1,632)    $   (3,094)
Add: Stock-based employee compensation expense
    included in reported loss ...............................           2           20              8             54
Deduct: Total stock-based employee compensation
    expense determined under fair value based method
    for all awards ..........................................        (139)        (244)          (256)          (692)
                                                                ----------   ----------    -----------    -----------
Pro forma net loss ..........................................   $    (761)   $      (9)    $   (1,880)    $   (3,732)
                                                                ==========   ==========    ===========    ===========

Basic net loss applicable to common shareholders per share:
As reported .................................................   $   (0.26)   $     0.11    $    (0.68)    $    (1.54)
Pro forma ...................................................   $   (0.32)   $     0.00    $    (0.78)    $    (1.85)

Diluted net loss applicable to common shareholders per share:
As reported .................................................   $   (0.26)   $     0.10    $    (0.68)    $    (1.54)
Pro forma ...................................................   $   (0.32)   $     0.00    $    (0.78)    $    (1.85)

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

5. COMPREHENSIVE INCOME

    The components of comprehensive loss, consisting of the Company's reported net loss and unrealized gains or losses in the translation of foreign currencies, are as follows (in thousands):

                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                        2003          2002
                                                    -----------   -----------
Net loss....................................        $   (1,632)   $   (3,094)
Other comprehensive income (loss) ..........               (13)            6
                                                    -----------   -----------
Total comprehensive loss....................        $   (1,645)   $   (3,088)
                                                    -----------   -----------

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

    In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING FOR DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. The Company has adopted the disclosure requirements of this standard with respect to obligations under guarantees.

    In November 2002, the EITF reached a consensus on Issue No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES, or EITF 00-21. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.

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

    In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities creased after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of adopting FIN 46. However, the Company does not believe that it is party to any arrangement that would fall within the scope of FIN 46.

    In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company currently believes that the adoption of SFAS No. 149 will not have a material impact on its financial statements.

    In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning June 15, 2003. The Company currently believes that the adoption of SFAS No. 149 will not have a material impact on its financial statements.

7. INDEMNIFICATION

    In its agreements with customers, the Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer. The Company also typically warrants that its maintenance services will be performed consistently with its maintenance policy in effect at the time those services are delivered. The Company believes its maintenance policy is consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these warranty provisions is minimal.

    The Company's customer agreements customarily provide for indemnification of customers for intellectual property infringement claims. Such agreements generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to product usage, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claim for such indemnifications is outstanding as of June 30, 2003. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

8. REVERSE STOCK SPLIT

    On June 12, 2003, the Company effected a 1-for-10 reverse stock split that was previously approved at its Annual Meeting of Stockholders for the year ended December 31, 2002. Accordingly all share and per share amounts in this quarterly report on Form 10-Q have been adjusted to reflect the 1-for-10 reverse stock split.

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

OVERVIEW

    Persistence provides a suite of data services products that sit between existing databases--such as Oracle and DB2--and application servers--such as BEA, WebLogic, IBM, WebSphere, and Microsoft .NET. Developers can configure these products, creating a "data services" layer that is designed to position business information for more efficient access for users, to dramatically reduce network traffic and data latency, and to achieve better application performance at a much lower infrastructure cost.

    Persistence caching solutions help systems "remember" answers from each processing step. When the system receives a request for which it has an answer, it can respond immediately, without traveling to back-end databases to generate an answer. Synchronization technology is designed to ensure that these cached answers remain accurate, even as the source data changes. Customer profile management, logistics, exchanges, trading desks, and supply chain management systems are just a few examples of query-intensive online systems that can realize significant increases in capacity and performance through online caching.

    We believe that our customers are able to more effectively manage enterprise data through re-architecting their IT infrastructure using Persistence data services products. Our products are designed to result in real-time, highly scalable, distributed applications without incurring the high costs of additional hardware and replicated databases. Decision makers and customers located at any location can now have an immediate "business visibility" into their data, that is, an up-to-date view into the data that they need, when and where they need it.

    Our EDGEXTEND product for Sun Microsystems' full Java 2 Platform, Enterprise Edition (J2EE, formerly known as Enterprise Java Beans or EJB) application servers, C++ and .NET application servers offers a data architecture that integrates with IBM's WebSphere, BEA's WebLogic, and Microsoft .NET, plus C++ application servers to support highly distributed and transaction-oriented applications both within data centers and in remote locations. Our DIRECTALERT product is a proactive, personalized client caching and notification reporting product for zero latency applications which extends the reach of enterprise systems to small form-factor devices such as mobile phones, wireless PDAs, and digital set-top boxes.

    Major customers in 2002 and the first six months ended June 30, 2003 consisted of Adobe Systems, Air France, Applied Biosystems, Cablevision, Citadel, Citigroup Global Markets (formerly known as Salomon Smith Barney), Eurocontrol, Fiducia AG, Intershop, i2, JP Morgan Chase, Lucent, Motorola, NetJets, Nokia, Reuters Financial Software and Spirent Communications.

    Our revenues, which consist of software license revenues and service revenues, totaled $5.4 million in the six months ended June 30, 2003 and $7.9 million in the six months ended June 30, 2002. Revenues totaled $14.6 million in 2002, $19.4 million in 2001 and $25.3 million in 2000. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling EDGEXTEND and DirectAlert in 2002, we have a limited operating history in the data services markets. We currently expect that sales of our older POWERTIER application server products will continue to contribute to our revenues, but that sales of our newer EDGEXTEND and DIRECTALERT products will contribute a growing percentage of our revenues over the next several quarters.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom and Germany. Revenues from licenses and services to customers outside the United States were $2.2 million in the six months ended June 30, 2003, $1.6 million in the six months ended June 30, 2002, $4.8 million in 2002, $7.4 million in 2001 and $7.2 million in 2000. The decrease in international revenues from 2001 to 2002 is primarily attributable to general economic conditions in Asia, which was a factor in our decision to close our sales office in Asia in 2002. Our future success will depend, in part, on our successful development of international markets for our products.

    Historically, we have received a substantial portion of revenue from product sales to a limited number of customers. Sales of products to our top five customers accounted for 58% of our total revenues in the six months ended June 30, 2003, 64% of our total revenues in the six months ended June 30, 2002, 55% of total revenues in 2002, 45% of total revenues in 2001, and 40% of total revenues in 2000. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues and these customers are likely to differ year to year.

    To date, we have sold our products primarily through our direct sales force, and we will need to continue to hire sales people, in particular those with expertise in consultative, technology and architecture-driven sales, in order to meet our sales goals. Likewise, our marketing resources will be reallocated in support of this sales process. In addition, our ability to achieve significant revenue growth will depend in large part on our success in establishing and leveraging relationships with systems integrators, independent software vendors, OEM partners and other resellers.

    We recognize revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-4 and 98-9. Future implementation guidance relating to these standards or any future standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings.

    Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. We had 68 employees as of December 31, 2002 and 62 as of June 30, 2003, representing a decrease of 9%. This decrease was due primarily to a reduction in personnel during the quarter in order to maintain efficient staffing. We have incurred net losses in each quarter since 1996 with the exception of the three months ended June 30, 2002 and, as of June 30, 2003, had an accumulated deficit of $63.0 million.

    We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. While we are targeting to begin achieving profitability on a quarterly basis beginning in the fourth quarter of 2003, we may not achieve it. Our success depends significantly upon broad market acceptance of our recently introduced EDGEXTEND and, to a lesser degree, the DIRECTALERT products. Our performance will also depend on the level of capital spending in our target market of customers and on the growing and widespread adoption of the market for data services and data integration.

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

    BAD DEBTS. Our bad debt policy requires that we maintain a specific allowance for certain doubtful accounts and a general allowance for the majority of the non-specifically reserved accounts. These allowances provide for estimated losses resulting from the inability or refusal of our customers to make required payments. We analyze such factors as historical bad debt experience, customer payment patterns and current economic trends. This analysis requires significant judgment. If the financial condition of the company's customers were to deteriorate further, additional allowances would generally be required resulting in future losses that are not included in our allowances for doubtful accounts at June 30, 2004.

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

    STOCK COMPENSATION. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no accounting recognition is given to employee stock options granted with an exercise price equal to fair market value of the underlying stock on the grant date. Upon exercise, the net proceeds and any related tax benefit are credited to stockholders' equity. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results of using the alternative of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, is included in Note 4 of the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

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


RESULTS OF OPERATIONS

THREE MONTHS (SECOND QUARTERS) ENDED JUNE 30, 2003 AND 2002

Revenues

    Our revenues were $2.9 million for the three months ended June 30, 2003 and $5.7 million for the three months ended June 30, 2002, representing a decrease of 50%. International revenues were $614,000 for the three months ended June 30, 2003 and $826,000 for the three months ended June 30, 2002, representing a decrease of 26%. For the three months ended June 30, 2003, Citigroup Global Markets (formerly known as Salomon Smith Barney) accounted for 52% of total revenues and sales of products and services to our top five customers accounted for 69% of total revenues. For the three months ended June 30, 2002, Cablevision and Citigroup Global Markets accounted for 43% and 21% of total revenues, respectively, and sales of products and services to our top five customers accounted for 75% of total revenues.

    License Revenues. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. License revenues were $1.7 million for the three months ended June 30, 2003 and $4.1 million for the three months ended June 30, 2002, representing a decrease of 60%. License revenues represented 58% of total revenues for the three months ended June 30, 2003 and 72% of total revenues for the three months ended June 30, 2002. The decrease in software license revenues was primarily due to the recognition in the second quarter of 2002 of deferred license revenue in the amount of $2.2 million from a major contract that was negotiated in the first quarter of 2002. Given the continuing industry-wide trend of dramatically reduced levels of information technology spending, license revenues may fluctuate substantially over the next several quarters. In addition, for the same reason, revenues may remain flat or decline for 2003 compared to 2002.

    Service Revenues. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $1.2 million for the three months ended June 30, 2003 and $1.6 million for the three months ended June 30, 2002, representing a decrease of 25%. This decrease was primarily due to lower revenues from technical support contracts in the amount of $291,000 and to a reduced level of consulting services performed during the second quarter of 2003, which lowered revenues by $115,000. Service revenues represented 42% of total revenues for the three months ended June 30, 2003 and 28% of total revenues for the three months ended June 30, 2002.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs and the amortization of third party software embedded in our software for the three months ended June 30, 2003. Our cost of license revenues was $22,000 for the three months ended June 30, 2003 and $75,000 for the three months ended June 30, 2002. As a percentage of license revenues, cost of license revenues was 1% for the three months ended June 30, 2003 and 2% for the three months ended June 30, 2002. The decrease in cost of revenues was largely due to the lower sales of third party software that required the payment of royalties. Cost of license revenues may vary between periods depending on the sales of any licensed third party products.

    Cost of Service Revenues. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services consulting, customer support and training. Our cost of service revenues was $459,000 for the three months ended June 30, 2003 and $759,000 for the three months ended June 30, 2002, representing a decrease of 40%. This decrease was primarily due to a $233,000 reduction in staffing and personnel related costs and a $45,000 reduction in costs associated with our use of external consultants. As a percentage of service revenues, cost of service revenues was 38% for the three months ended June 30, 2003 and 47% for the three months ended June 30, 2002. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of consultants.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel, and marketing and promotional expenses. Our sales and marketing expenses were $1.5 million for the three months ended June 30, 2003 and $2.6 million for the three months ended June 30, 2002, representing a decrease of 40%. This decrease was due to a $760,000 reduction in staffing and personnel related costs, a decrease of $190,000 in commissions expensed due to lower revenues as compared to the three months ended June 30, 2002, as well as a $101,000 reduction in marketing and promotional expenses. Sales and marketing expenses represented 54% of total revenues for the three months ended June 30, 2003 and 45% of total revenues for the three months ended June 30, 2002. We are presently targeting that 2003 sales and marketing expense levels will be lower than comparable 2002 expense levels because as of August 2003 we had 19 sales and marketing employees as compared to an average of 35 such employees during 2002.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to external software consultants. Our research and development expenses were $803,000 for the three months ended June 30, 2003 and $1.0 million for the three months ended June 30, 2002, representing a decrease of 23%. This decrease was due to a $208,000 reduction in staffing and personnel related costs and a $21,000 reduction in external contractors expenses. Research and development expenses represented 28% of total revenues for the three months ended June 30, 2003 and 18% of total revenues for the three months ended June 30, 2002. We are presently targeting that 2003 research and development expense levels will be lower than comparable 2002 expense levels because as of August 2003 we had 16 research and development employees as compared to an average of 27 such employees during 2002.

    General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $657,000 for the three months ended June 30, 2003 and $919,000 for the three months ended June 30, 2002, representing a decrease of 29%. This decrease was primarily due to reductions of $99,000 of staffing and personnel related costs and a reduction of $189,000 of bad debt expenses that was due in part to the reversal of such expenses incurred in prior periods as a result of unexpected favorable collection efforts. General and administrative expenses represented 23% of total revenues for the three months ended June 30, 2003 and 16% of total revenues for the three months ended June 30, 2002. We are presently targeting that 2003 general and administrative expense levels will be lower than comparable 2002 expense levels because as of August 2003 we had 9 general and administrative employees as compared to an average of 13 such employees during 2002.

    Amortization of Purchased Intangibles. There was no amortization of purchased intangibles for the three months ended June 30, 2003, as such costs, which were $10,000, are now classified as cost of license revenues. Amortization of purchased intangibles was $142,000 for the three months ended June 30, 2002. The decrease in amortization expense was related to several intangible assets that were fully amortized in 2002 and due to a revaluation and impairment review in December 2002 which resulted in a write-off of purchased intangibles of $160,000.

    Interest and Other Income (Expense). Interest and other income (expense) consists of earnings on our cash and cash equivalents, offset by interest expense related to obligations under capital leases and other equipment related borrowings and other expenses. Interest and other income (expense) was ($14,000) for the three months ended June 30, 2003 and $4,000 for the three months ended June 30, 2002.

    Stock-Based Compensation. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the

Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of June 30, 2003 was $23,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $2,000 in the three months ended June 30, 2003 and $20,000 in the three months ended June 30, 2002. We expect to record amortization expense related to these securities of approximately $4,000 for the remainder of 2003.

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


SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues

    Our total revenues were $5.4 million for the six months ended June 30, 2003 and $7.9 million for the six months ended June 30, 2002 representing a decrease of 32%. International revenues were $2.2 million for the six months ended June 30, 2003 and $1.6 million for the six months ended June 30, 2002, representing an increase of 37%. The increase was primarily due to a $730,000 sale to Adobe Systems in Germany. In the six months ended June 30, 2003, sales to Citigroup Global Markets accounted for 30% of total revenues and sales to Adobe Systems accounted for 14% of total revenues. For the six months ended June 30, 2002, sales to Cablevision accounted for 33% of total revenues and sales to Citigroup Global Markets accounted for 19% of total revenues.

    License Revenues. License revenues were $3.0 million for the six months ended June 30, 2003 and $4.9 million for the six months ended June 30, 2002, representing a decrease of 40%. The decrease in software license revenues was primarily due to continued industry-wide downturn in spending on IT infrastructure products. License revenues represented 55% of total revenues for the six months ended June 30, 2003 and 63% of total revenues for the six months ended June 30, 2002.

    Service Revenues. Our service revenues were $2.4 million for the six months ended June 30, 2003 and $3.0 million for the six months ended June 30, 2002, representing a decrease of 17%. The decrease in service revenues was primarily due to lower revenues from technical support contracts in the amount of $356,000 and to a reduced level of consulting services performed which lowered revenues by $149,000. Service revenues represented 45% of total revenues for the six months ended June 30, 2003 and 37% of total revenues for the six months ended June 30, 2002.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs and the amortization of third party software embedded in our software for the six months ended June 30, 2003. Our cost of license revenues was $61,000 for the six months ended June 30, 2003 and $102,000 for the six months ended June 30, 2002. As a percentage of license revenues, cost of license revenues was 2% for the six months ended June 30, 2003 and 2% for the six months ended June 30, 2002. The decrease in cost of revenues was largely due to the lower sales of third party software that required the payment of royalties.

    Cost of Service Revenues. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services consulting, customer support and training. Our cost of service revenues was $936,000 for the six months ended June 30, 2003 and $1.5 million for the six months ended June 30, 2002, representing a decrease of 39%. This decrease was primarily due to a $476,000 reduction in staffing and personnel related costs and a $100,000 reduction in costs associated with our use of external consultants. As a percentage of service revenues, cost of service revenues were 38% for the six months ended June 30, 2003 and 52% for the six months ended June 30, 2002.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel, and marketing and promotional expenses. Our sales and marketing expenses were $3.1 million for the six months ended June 30, 2003 and $5.0 million for the six months ended June 30, 2002, representing a decrease of

39%. This decrease was primarily due to a $1.4 million reduction in staffing and personnel related costs, a decrease of $428,000 in commissions expensed due to lower revenues as compared to the six months ended June 30,2002 as well as a $165,000 reduction in marketing and promotional expenses. Sales and marketing expenses represented 57% of total revenues for the six months ended June 30, 2003 and 64% of total revenues for the six months ended June 30, 2002. We are presently targeting that 2003 sales and marketing expense levels will be lower than comparable 2002 expense levels because as of August 2003 we had 19 sales and marketing employees as compared to an average of 35 such employees during 2002.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to external software consultants. Our research and development expenses were $1.7 million for the six months ended June 30, 2003 and $2.2 million for the six months ended June 30, 2002, representing a decrease of 23%. This decrease was primarily due to a $433,000 reduction in staffing and personnel related costs. Research and development expenses represented 31% of total revenues for the six months ended June 30, 2003 and 27% of total revenues for the six months ended June 30, 2002. We are presently targeting that 2003 research and development expense levels will be lower than comparable 2002 expense levels because as of August 2003 we had 16 research and development employees as compared to an average of 27 such employees during 2002.

     General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $1.3 million for the six months ended June 30, 2003 and $1.8 million for the six months ended June 30, 2002, representing a decrease of 30%. This decrease was primarily due to reductions of $158,000 in staffing, personnel related costs and general administrative expenses, and a reduction of $268,000 of bad debt expenses that was due in part to the reversal of such expenses incurred in prior periods as a result of unexpected favorable collection efforts. General and administrative expenses represented 24% of total revenues for the six months ended June 30, 2003 and 23% of total revenues for the six months ended June 30, 2002. We are presently targeting that 2003 general and administrative expense levels will be lower than comparable 2002 expense levels because as of August 2003 we had 9 general and administrative employees as compared to an average of 13 such employees during 2002.

    Amortization and Impairment of Purchased Intangibles. There was no amortization of purchased intangibles for the six months ended June 30, 2003 as such costs, which were $46,000, are now classified as cost of license revenues. Amortization of purchased intangibles was $354,000 for the six months ended June 30, 2002. The decrease in amortization expense was related to several intangible assets that were fully amortized in 2002 and due to a revaluation and impairment review in December 2002, which resulted in a write-off of purchased intangibles of $160,000.

    Interest and Other Income (Expense). Interest and other income (expense) consists of earnings on our cash, cash equivalents, offset by interest expense related to obligations under capital leases and other equipment related borrowings and other expenses. Interest and other income (expense) was ($6,000) for the six months ended June 30, 2003 and $20,000 for the six months ended June 30, 2002. The decrease in income was primarily due to a reduction of $21,000 in interest income yielded from our cash balances.

    Stock-Based Compensation. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of June 30, 2002 was $23,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $8,000 in the six months ended June 30, 2003 and $54,000 in the six months ended June 30, 2002.

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

    The typical sales cycle of our products is long and unpredictable. We typically receive a substantial portion of our orders in the last two weeks of each quarter because our customers often delay purchases of our products to the end of the quarter to gain price concessions. Because a substantial portion of our costs are relatively fixed and based on anticipated revenues, a failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our business primarily through a private placement of our common stock in the amount of $2.0 million in November 2002, our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We also are financing our business through loans as described below and capital leases. As of June 30, 2003, we had $6.2 million of cash and cash equivalents and our working capital was $3.1 million.

    Net cash used in operating activities was $2.6 million for the six months ended June 30, 2003 and net cash provided by operating activities was $237,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, cash used in operating activities was attributable primarily to net losses, an increase in accounts receivable and a decrease in deferred revenues. For the six months ended June 30, 2002, cash provided by operating activities was attributable primarily to a decrease in accounts receivable and an increase in deferred revenues that was mainly due to one large sale on which revenue was recognized in the third quarter of 2002. Cash was also provided by an increase in other accrued liabilities and depreciation and amortization, offset by net losses and a decrease in accounts payable.

    Net cash used in investing activities was $22,000 for the six months ended June 31, 2003 and $123,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, net cash used in investing activities was attributable primarily to the purchase of property and equipment. For the six months ended June 30, 2002, net cash used in investing activities was attributable primarily to the purchase of fixed assets and intangibles.

    Net cash used in financing activities was $160,000 for the six months ended June 30, 2003 and $213,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, net cash used in financing activities was attributable primarily to loan repayments. For the six months ended June 30, 2002, net cash used in financing activities was attributable primarily to loan repayments partially offset by sales of common stock as a result of option exercises.

    We have credit facilities with Comerica Bank. We have a $2.5 million revolving line of credit facility at June 30, 2003 available through April 30, 2004 under which no borrowings were outstanding as of June 30, 2003. We also have a $655,000 equipment term loan under which $109,000 was outstanding as of June 30, 2003. We are required to make principal payments of $21,843 per month, plus interest at the bank's base rate plus 0.5% per annum payable in 30 monthly installments. We also have an additional $149,000 equipment term loan under which $108,000 was outstanding as of June 30, 2003. This facility is an 18 month term loan with principal payments of $8,284 per month beginning on February 1, 2003 plus interest at the bank's base rate plus 1% per annum. Our credit facilities with Comerica Bank currently require, among other things, that we maintain a tangible net worth of at least $2.25 million. In addition, we must experience net losses below $250,000 for the quarter ending September 30, 2003, and we must show a profit of at least one dollar for each quarter thereafter. As of June 30, 2003 we were in compliance with our debt covenants and we expect to meet these covenants in the future, provided that we meet our targets with respect to revenues and accounts receivable collections. Borrowings under the facilities are collateralized by substantially all of our assets, including our intellectual property.

    Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments.

    We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least June 30, 2004, provided that we meet our targets with respect to revenues and accounts receivable collections.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    An investment in our common stock involves significant risks. You should carefully consider the risks and uncertainties described below and the other information in or incorporated by reference into this prospectus including our financial statements before deciding whether to buy shares of our common stock. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem to be material, but are not the only ones that we face. The trading price of our common stock could decline due to any of these and other risks and uncertainties, and you could lose part or all of your investment.

WE MAY NOT ACHIEVE OUR SALES TARGETS.

    Because we only commenced selling our products EDGEXTEND and DIRECTALERT in 2002, we have a limited operating history in the data services markets. We thus face the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing software industry. These risks include:

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

BECAUSE WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW, WE MAY NOT BECOME OR REMAIN PROFITABLE.

    We may not achieve our targeted revenues, and we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since 1996. As of June 30, 2003, we had an accumulated deficit of $63.0 million. While we are currently targeting decreases in sales and marketing, research and development, and general and administrative expenses for 2003, as compared to the levels of those expenses in 2002, we will still need to achieve our revenue targets in order to preserve cash. Because our product markets are new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the markets for our products.

IF WE ARE NOT ABLE TO GENERATE SUFFICIENT CASH FROM OPERATIONS TO FUND OUR BUSINESS AND FAIL TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, OUR OPERATING PLANS COULD BE RESTRICTED.

    Since inception, we have generally had negative cash flow from operations. To date, we have financed our business primarily through sales of common stock and convertible preferred stock and not through cash generated by our operations. We expect to have negative cash flow from operations for the year ending December 31, 2003. We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least June 30, 2004 provided that we meet our targets with respect to revenues and accounts receivable collections.

    If we experience difficulties in achieving our revenue and accounts receivable targets, our cash and cash equivalents may not be sufficient to meet our anticipated cash needs. Accordingly, our operating plans could be restricted and our business could be harmed. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business could be jeopardized.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

    Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future as a result of a number of factors, many of which are outside our control. The timing of our sales is governed in part by our customers' capital spending budgets and thus we may experience an absolute decline in revenues from quarter to quarter. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. In addition to the other risk factors described in this prospectus, additional factors that may cause fluctuations of our operating results include the following:

    o   our ability to close relatively large sales on schedule;

    o   delays or deferrals of customer orders or deployments;

    o   delays in shipment of scheduled software releases;

    o shifts in demand for and market acceptance among our various products, including our newer products, EDGEXTEND and DIRECTALERT, and our older POWERTIER product;

    o the level of product competition in the application server and data services markets;

    o   the mix of direct sales versus indirect distribution channel sales;

    o   the possible loss of sales people;

    o   the mix of products and services licensed or sold;

    o   the mix of domestic and international sales; and

    o our success in penetrating international markets and general economic conditions in these markets.

OUR SALES CYCLE IS LONG AND UNPREDICTABLE, SO IT IS DIFFICULT TO FORECAST OUR REVENUES.

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

    Historically, we have received a substantial portion of our revenues from product sales to a limited number of customers. In addition, the identity of several of our top five customers has changed from period to period, including year to year.

                                             % OF TOTAL REVENUES                  IDENTITY AND % OF TOTAL REVENUES OF TOP
             PERIOD                          OF TOP 5 CUSTOMERS                                 2 CUSTOMERS
             ------                          ------------------                                 -----------
Six months ended June 30, 2003                       58%                        Citigroup Global Markets.............30%
                                                                                Adobe Systems........................14
Six months ended June 30, 2002                       64                         Cablevision..........................33
                                                                                Citigroup Global Markets.............19
Year ended December 31, 2002                         55                         Cablevision..........................26
                                                                                Citigroup Global Markets.............13
Year ended December 31, 2001                         45                         Citigroup Global Markets.............15
                                                                                Cablevision..........................11
Year ended December 31, 2000                         40                         Citigroup Global Markets.............16
                                                                                Lucent Technologies...................6

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

DECLINES IN SALES REVENUE MAY RESTRICT OUR GROWTH AND HARM OUR BUSINESS AND OUR ABILITY TO ACHIEVE OUR FINANCIAL OBJECTIVES.

    For the three years from 1997 through 2000, our sales revenues grew over the previous year by 88%, 42% and 75%, respectively. In 2001 sales declined from the previous year by 23%, in 2002 our sales revenues declined by 25% and in the six months ended June 30, 2003 our sales revenues declined by 32% from the six months ended June 30, 2002. We believe a substantial portion of the decline in sales of our products is due to the general downturn in information technology spending by our prospective customers, many of whom are Fortune 500 companies. If our prospective customers continue to defer spending on IT Infrastructure products, such as our products, our product sales may continue to decline. Our declining sales may also negatively affect our reputation with the investment community, which may lead to a decline in our stock price and may also discourage investors from purchasing our stock.

WE ARE CURRENTLY TARGETING THAT A MATERIAL PORTION OF OUR REVENUES WILL BE DERIVED FROM SALES OF OUR NEWEST PRODUCT, EDGEXTEND; HOWEVER, THERE ARE TECHNICAL AND MARKET RISKS ASSOCIATED WITH NEW PRODUCTS.

    Sales of our EDGEXTEND products currently represent a material percentage of our revenues. New products, like EDGEXTEND, often contain errors or defects, particularly when first introduced. Any errors or defects could be serious or difficult to correct and could result in a delay of product release or adoption resulting in lost revenues or a delay in gaining market share, which could harm our revenues and reputation. In addition, market adoption is often slower for newer products, like EDGEXTEND, than for existing products. Because we are focusing our marketing and sales efforts on our newer EDGEXTEND data services product, any failure in market adoption of this product could result in our failure to meet our revenue goals.

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

IF THE MARKETS FOR INFRASTRUCTURE SOFTWARE FOR NETWORKS AND WEB-BASED PRODUCTS AND SERVICES DO NOT DEVELOP AS WE CURRENTLY ENVISION, WE MAY NOT BE ABLE TO ACHIEVE OUR PLANNED REVENUE TARGETS.

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

OUR FAILURE TO MANAGE OUR RESOURCES COULD RESULT IN OUR FAILURE TO ACHIEVE OUR FINANCIAL OBJECTIVES.

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

OUR SALES AND DEVELOPMENT EFFORTS COULD SUFFER IF WE CANNOT ATTRACT AND RETAIN THE SERVICES OF KEY EMPLOYEES.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Approximately 41% of our total revenues came from sales of products and services outside of the United States for the six months ended June 30, 2003 and approximately 21% of our total revenues came from sales of products and services outside of the United States for the six months ended June 30, 2002. Approximately 33% of our total revenues came from sales of products and services outside of the United States for the year ended December 31, 2002, and approximately 38% of our total revenues came from sales of products and services outside of the United States for the year ended December 31, 2001. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

WE MAY BE SUED FOR PATENT INFRINGEMENT, WHICH COULD BE TIME CONSUMING AND EXPENSIVE, AND, IF SUCCESSFUL, COULD REQUIRE US TO CEASE SELLING OR MATERIALLY CHANGE OUR PRODUCTS.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, and unregistered shares to be registered in the future, the market price of our common stock could fall. As of July 31, 2003, we had approximately 2,406,430 shares of common stock outstanding. Virtually all of our shares, other than shares held of affiliates, are freely tradable. Shares held by affiliates are tradable, subject to volume and other restrictions of Rule 144. In addition, we filed a registration statement on Form S-3 with the SEC on April 30, 2003 covering the resale of 375,869 shares of our common stock and 133,513 shares of common stock issued upon exercise of outstanding warrants on behalf of certain stockholders, including funds affiliated with Needham Capital Partners. We have also agreed to file an additional registration statement on the request of the stockholders affiliated with Needham Capital Partners under certain circumstances. Upon the effectiveness of the registration statement filed on April 30, 2003, the stockholders included in the registration statement may freely trade their registered shares in the public market (subject to certain restrictions as a result of the status of the stockholders as affiliates on the Company) which could result in a decrease of the price of our stock. These sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities.

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

IF WE DEFAULT ON OUR BANK COVENANTS, THE BANK MAY, AMONG OTHER THINGS, CEASE ADVANCING FUNDS, DEMAND IMMEDIATE REPAYMENT AND EXERCISE ALL OTHER RIGHTS AS A CREDITOR UNDER OUR AGREEMENTS.

    We have not been able to comply with tangible net worth covenants of our line of credit with Comerica Bank in the past, and we may not be able remain in compliance with our renegotiated terms with the bank in the future if we continue to have significant net losses. Our renegotiated terms require, among other things, that we maintain a tangible net worth of at least $2.25 million. In addition, we must experience net losses below $250,000 for the quarter ending September 30, 2003, and we must show a profit of at least one dollar for each quarter thereafter. Borrowings under this facility are secured by substantially all of our assets, including our intellectual property. If we violate any covenant in our agreements with Comerica Bank, the bank may declare us in default of our obligations and could, among other things, refuse to advance us any additional funds under the line of credit, accelerate our repayment obligations under all our facilities, and exercise all of its other rights as a creditor under our facilities, including the sale of our assets, including our intellectual property.

THE ANTITAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW COULD DISCOURAGE A TAKEOVER THAT CERTAIN OF OUR STOCKHOLDERS MAY CONSIDER DESIRABLE.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates. If market interest rates had changed by ten percent in the six months ended June 30, 2003, our operating results would not have changed materially. As of June 30, 2003, most of our cash equivalents were invested in money market accounts and, thus, the principal values are not susceptible to changes in short-term interest rates.

    Foreign Currency Fluctuations. We have certain operating transactions in foreign currencies, and maintain balances that are due or payable in foreign currencies at June 30, 2003. We estimate that a hypothetical ten percent change in foreign currency rates in the six months ended June 30, 2003 would not have impacted our financial results of operations materially. We do not hedge any of our foreign currency exposure.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2003. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On June 5, 2003, we held our annual meeting of stockholders for the year ended December 31, 2002. The following summarizes the matters submitted to a vote of the stockholders:

1. The election of two (2) Class I directors to serve until the Annual Meeting of the stockholders for the year ending December 31, 2005:

                                                                                        BROKER
                                                                                         NON-
       NOMINEE                   IN FAVOR        OPPOSED             ABSTAIN            VOTES
       -------                   --------        -------             -------            -----
       Christopher Paisley       22,228,021          0               316,412              0
       Lawrence Owen Brown       22,228,021          0               316,412              0

2. To approve proposals to amend the Company's Certificate of Incorporation to enable the Company to effect one of five different reverse stock splits during the 12 months following approval by the stockholders of such proposals, if the Board of Directors determines that any such action is necessary and appropriate, and in the best interests of the Company and its stockholders, to seek to maintain the listing of the Company's Common Stock on the Nasdaq SmallCap Market.

                                                                                        BROKER
                                                                                         NON-
           PROPOSAL              IN FAVOR        OPPOSED             ABSTAIN            VOTES
           --------              --------        -------             -------            -----
           1-for-5               20,882,725      1,478,968           182,740              0
           1-for-8               20,744,186      1,613,507           186,740              0
           1-for-10              20,769,374      1,588,119           186,940              0
           1-for-12              20,692,811      1,660,782           190,840              0
           1-for-15              20,856,651      1,658,042            29,740              0

3. To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003.

                                                                                        BROKER
                                                                                         NON-
                                 IN FAVOR        OPPOSED             ABSTAIN            VOTES
                                 --------        -------             -------            -----
                                 21,113,918        346,680          1,083,835             0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS:

         31.1 Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b) REPORTS ON FORM 8-K:

    A report on Form 8-K filed July 24, 2003, reporting under Item 9 the announcement that on July 24, 2003, the Company issued a press release regarding its financial results for the six months ended June 30, 2003. In accordance with Securities and Exchange Commission Release No. 33-8216, the information contained in the Form 8-K, which was intended to be furnished under Item 12, "Results of Operations and Financial Condition," was instead furnished under
Item 9, "Regulation FD Disclosure."

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PERSISTENCE SOFTWARE, INC.

                                                 By:  /s/  Christine Russell
                                                      ----------------------
                                                      CHRISTINE RUSSELL
                                                      CHIEF FINANCIAL OFFICER
                                                      (PRINCIPAL FINANCIAL AND
                                                      ACCOUNTING OFFICER)

Date: August 14, 2003

                                  EXHIBIT INDEX

       Exhibit
         No.                        Description
         ---                        -----------

         31.1 Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.