Form 10-Q/A
period 2003-06-30
PERSISTENCE SOFTWARE INC
filed 2003-10-07
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                 AMENDMENT NO. 1


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

                                Explanatory Note

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended June 30, 2003 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our quarterly report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.


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


    Our revenues, which consist of software license revenues and service revenues, totaled $5.4 million in the six months ended June 30, 2003 and $7.9 million in the six months ended June 30, 2002. Revenues totaled $14.6 million in 2002, $19.4 million in 2001 and $25.3 million in 2000. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling EdgeXtend and DirectAlert in 2002, we have a limited operating history in the data services markets. Our two major products, PowerTier and EdgeXtend, are based on a common technology platform for application data management. They differ mainly in that PowerTier contains a proprietary, bundled application server, whereas EdgeXtend is optimized to integrate with third party application servers, such as IBM's WebSphere and BEA's WebLogic application servers. We currently expect that sales of our older PowerTier application server products will continue to contribute to our revenues, but that sales of our newer EdgeXtend and DirectAlert products will contribute a growing percentage of our revenues over the next several quarters. Because a substantial portion of our revenues result from product sales to a limited number of customers, the identity of which change from quarter to quarter, in any given quarter the percentage contribution of PowerTier, EdgeExtend and DirectAlert to total license revenues varies, sometimes dramatically.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom and Germany. Revenues from licenses and services to customers outside the United States were $2.2 million in the six months ended June 30, 2003, $1.6 million in the six months ended June 30, 2002, $4.8 million in 2002, $7.4 million in 2001 and $7.2 million in 2000. The decrease in international revenues from 2001 to 2002 is primarily attributable to a decline in sales of our products in Asia. Revenues from sales of our products in Asia were $1.8 million for the year ended December 31, 2001 and $272,000 for the year ended December 31, 2002, representing a decrease of 85%. Continued difficult economic conditions in Asia, as well as a decline in the number of customers serviced in Asia and significantly reduced spending from our largest customers in the region, were factors in our decision to close our Asia office in 2002. Our operating expenses were not significantly impacted by the closure of the office as we had only one employee in Asia in 2002. Our future success will depend, in part, on our successful development of international markets for our products.


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

    We have made staff reductions across all functional areas of our business in order to manage operating expenses, conserve cash and target profitability in response to continued uncertainty in information technology (IT) spending, which has affected our license revenues.


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


    License Revenues. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. License revenues were $1.7 million for the three months ended June 30, 2003 and $4.1 million for the three months ended June 30, 2002, representing a decrease of 60%. License revenues represented 58% of total revenues for the three months ended June 30, 2003 and 72% of total revenues for the three months ended June 30, 2002. The decrease in software license revenues was primarily due to the fact that we recognized $2.2 million in revenues from one major contract in the second quarter of 2002, and we did not receive the same revenues in the second quarter of 2003. Given the continuing industry-wide trend of dramatically reduced levels of information technology spending, license revenues may fluctuate substantially over the next several quarters. In addition, for the same reason, revenues may remain flat or decline for 2003 compared to 2002.


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

Operating Expenses


    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel, and marketing and promotional expenses. Our sales and marketing expenses were $1.5 million for the three months ended June 30, 2003 and $2.6 million for the three months ended June 30, 2002, representing a decrease of 40%. This decrease was due to a $760,000 reduction in staffing and personnel related costs as a result of a reduction of staff of nine sales and marketing employees during the twelve months ended June 20, 2003, a decrease of $190,000 in commissions expensed due to lower revenues as compared to the three months ended June 30, 2002, as well as a $101,000 reduction in marketing and promotional expenses. Sales and marketing expenses represented 54% of total revenues for the three months ended June 30, 2003 and 45% of total revenues for the three months ended June 30, 2002. We are presently targeting that 2003 sales and marketing expense levels will be lower than comparable 2002 expense levels because as of August 2003 we had 19 sales and marketing employees as compared to an average of 35 such employees during 2002.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to external software consultants. Our research and development expenses were $803,000 for the three months ended June 30, 2003 and $1.0 million for the three months ended June 30, 2002, representing a decrease of 23%. This decrease was due to a $208,000 reduction in staffing and personnel related costs as a result of a reduction of staff of four research and development employees during the twelve months ended June 30, 2003, and a $21,000 reduction in external contractors expenses. Research and development expenses represented 28% of total revenues for the three months ended June 30, 2003 and 18% of total revenues for the three months ended June 30, 2002. We are presently targeting that 2003 research and development expense levels will be lower than comparable 2002 expense levels because as of August 2003 we had 16 research and development employees as compared to an average of 27 such employees during 2002.


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


    License Revenues. License revenues were $3.0 million for the six months ended June 30, 2003 and $4.9 million for the six months ended June 30, 2002, representing a decrease of 40%. The decrease in software license revenues was primarily due to the fact that our target customers are those data- and transaction-intensive companies that are either building a new project or contemplating a rearchitecture of their current system in order to improve their data management performance. We believe the continued industry-wide downturn in spending on IT infrastructure products has caused many of these target customers to delay these large IT projects, which has affected our license revenues. License revenues represented 55% of total revenues for the six months ended June 30, 2003 and 63% of total revenues for the six months ended June 30, 2002.


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
                                                                                Lucent Technologies...................6


    If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues. In addition, because a substantial portion of our revenues result from product sales to a limited number of customers, the identity of which change from quarter to quarter, in any given quarter the percentage contribution of PowerTier, EdgeExtend and DirectAlert to total license revenues varies, sometimes dramatically.



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

    o   company reputation and perception of viability; and

    o   price.


    In the EDGEXTEND market, alternative technology is available from a variety of sources. Companies such as Versant, Gemstone and Progress Software are middleware vendors that offer alternative data management solutions that directly target EDGEXTEND'S market. In addition, many prospective customers may build their own custom solutions.


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


    We continue to sell current and earlier versions of POWERTIER for J2EE application server to current customers. Our competitors for POWERTIER include both publicly and privately-held enterprises, including BEA Systems (WebLogic), IBM (WebSphere), Oracle (OAS) and Sun Microsystems (Sun ONE Application Server). Many customers may not be willing to purchase our POWERTIER products because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have pre-existing customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do.


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


Date: October 7, 2003

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