Form 10-Q
period 2003-09-30
PERSISTENCE SOFTWARE INC
filed 2003-11-14
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

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

    As of October 31, 2003, there were 2,410,618 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.          FINANCIAL INFORMATION.

         ITEM 1. FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
                 RISK.

         ITEM 4. CONTROLS AND PROCEDURES.

PART II.         OTHER INFORMATION.

         ITEM 1. LEGAL PROCEEDINGS.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     SEPTEMBER 30, DECEMBER. 31,
                                                         2003          2002
                                                     -----------   -----------

                                     ASSETS
Current assets:
  Cash and cash equivalents                          $    5,091    $    8,903
  Accounts receivable, net                                1,600         1,252
  Prepaid expenses and other current assets                 383           392
                                                     -----------   -----------
          Total current assets                            7,074        10,547
Property and equipment, net                                 134           375
Purchased intangibles, net                                   69           123
Other assets                                                 53            55
                                                     -----------   -----------
          Total assets                               $    7,330    $   11,100
                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $      328    $      325
  Accrued compensation and related benefits                 527           722
  Other accrued liabilities                               1,338         1,188
  Deferred revenues net of long-term portion              2,395         2,529
  Current portion of long-term obligations                  628           841
                                                     -----------   -----------
          Total current liabilities                       5,216         5,605
Long-term liabilities:
  Long-term portion of deferred revenues                    224           691
  Long-term obligations                                      25            93
                                                     -----------   -----------
          Total long-term liabilities                       249           784
                                                     -----------   -----------
          Total liabilities                               5,465         6,389
                                                     -----------   -----------
Stockholders' equity:
  Common stock                                           66,104        66,103
  Deferred stock compensation                               (21)          (31)
  Accumulated deficit                                   (64,216)      (61,370)
  Accumulated other comprehensive loss                       (2)            9
                                                     -----------   -----------
          Total stockholders' equity                      1,865         4,711
                                                     -----------   -----------
          Total liabilities and stockholders' equity $    7,330    $   11,100
                                                     ===========   ===========

            See notes to condensed consolidated financial statements.

                                     PERSISTENCE SOFTWARE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             (UNAUDITED)

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           ---------------------------   ---------------------------
                                                           SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                               2003           2002           2003           2002
                                                           ------------   ------------   ------------   ------------
Revenues:
    Licenses                                               $       722    $     2,825    $     3,672    $     7,762
    Service                                                      1,084          1,319          3,533          4,273
                                                           ------------   ------------   ------------   ------------
       Total revenues                                            1,806          4,144          7,205         12,035
                                                           ------------   ------------   ------------   ------------
Cost of revenues:
    Licenses                                                        25             75             86            177
    Service                                                        395            691          1,331          2,218
                                                           ------------   ------------   ------------   ------------
       Total cost of revenues                                      420            766          1,417          2,395
                                                           ------------   ------------   ------------   ------------
Gross profit                                                     1,386          3,378          5,788          9,640
                                                           ------------   ------------   ------------   ------------
Operating expenses:
    Sales and marketing                                          1,228          1,848          4,304          6,868
    Research and development                                       732          1,040          2,384          3,196
    General and administrative                                     631            798          1,931          2,644
    Amortization and impairment of purchased intangibles            --            126             --            480
                                                           ------------   ------------   ------------   ------------
           Total operating expenses                              2,591          3,812          8,619         13,188
                                                           ------------   ------------   ------------   ------------
Loss from operations                                            (1,205)          (434)        (2,831)        (3,548)
Interest income                                                      8             20             43             75
Interest and other expense                                         (12)           (27)           (34)           (52)
                                                           ------------   ------------   ------------   ------------
Loss before income taxes                                        (1,209)          (441)        (2,822)        (3,525)
Income taxes                                                        (4)            (8)           (23)           (18)
                                                           ------------   ------------   ------------   ------------
Net loss                                                   $    (1,213)   $      (449)   $    (2,845)   $    (3,543)
                                                           ============   ============   ============   ============
Basic loss per share                                       $     (0.50)   $     (0.22)   $     (1.18)   $     (1.76)
                                                           ============   ============   ============   ============
Shares used in calculating basic and diluted net
  income/(loss) per share                                        2,409          2,020          2,406          2,014
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

                                                  4

                                PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)

                                                                      NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                   --------   --------
                                                                     2003       2002
                                                                   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(2,845)   $(3,543)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     317        935
     Amortization of deferred stock compensation                        10         77
     Issuance of warrants and options to non-employees and other         2         --
     Changes in operating assets and liabilities:
       Accounts receivable (net)                                      (348)     1,590
       Prepaid expenses and other current assets                         9        125
       Accounts payable                                                  3       (503)
       Accrued compensation and related benefits                      (195)        20
       Other accrued liabilities                                       150        362
       Deferred revenues                                              (601)       806
                                                                   --------   --------
          Net cash used in operating activities                     (3,498)      (131)
                                                                   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                                     (24)      (122)
  Proceeds from sale of property and equipment                           2         --
  Purchased intangibles additions                                       --       (158)
  Deposits and other assets                                              2         --
                                                                   --------   --------
          Net cash used in investing activities                        (20)      (280)
                                                                   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                  32        109
  Collection of notes receivable from stockholders                      --         54
  Issuance costs - common stock offering                               (40)        --
  Borrowings under loan agreement                                       --        149
  Repayment under long term obligations                               (275)      (501)
                                                                   --------   --------
          Net cash used in financing activities                       (283)      (189)
                                                                   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           (11)        (2)
                                                                   --------   --------
CASH AND CASH EQUIVALENTS:
  Net decrease                                                      (3,812)      (602)
  Beginning of period                                                8,903      7,411
                                                                   --------   --------
  End of period                                                    $ 5,091    $ 6,809
                                                                   ========   ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired by capital leases                     --         34
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

2. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements included in this filing on Form 10-Q as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared by the Company, without audit and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's consolidated financial statements, the Company has experienced declining annual revenues and has incurred losses from continuing operations of $2.8 million in the first nine months of 2003, $5.4 million in 2002 and $15.1 million in 2001. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To address these issues, the Company has effected significant cost cutting measures in the third quarter of 2003, including staff reductions. In addition, the Company is taking additional cost cutting actions in the fourth quarter of 2003. Management believes that the Company will be able to continue operations through the successful implementation of its plan to increase revenues and continue to reduce its cost structure. In addition, the Company is in the process of seeking equity financing. However, no assurances can be given that the Company will be able to successfully implement its business plan or that additional financing will be available.

    The December 31, 2002 balance sheet was extracted from audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information fairly presented. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2002 filed with the Securities and Exchange Commission.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of September 30, 2003, its condensed consolidated results of operations for the three and nine month periods ended September 30, 2003 and 2002, and its condensed consolidated cash flows for the nine month periods ended September 30, 2003 and 2002, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

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

    As of September 30, 2003, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                                            SEP. 30,    SEP. 30,
                                                             2003        2002
                                                            -----       -----
            Outstanding options                              365         393
            Warrants                                         134           8
                                                            -----       -----
                 Total                                       499         401
                                                            =====       =====

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

    The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for options outstanding under the 1997 Stock Plan: expected life, 30 months following vesting for the three months and nine months ended September 30, 2003 and 2002; risk free interest rate of 1.79% for the three months ended September 30, 2003, 3.81% for the three months ended September 30, 2002, 1.81% for the nine months ended September 30, 2003 and 3.99% for the nine months ended September 30, 2002; volatility of 145% for the three and nine months ended September 30, 2003 and 146% for the three and nine months ended September 30, 2002; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards granted in 1997 and after had been amortized to expense over the vesting period of the awards, pro forma net loss (net of amortization of deferred compensation expense already recorded for the nine months ended September 30, 2003 and 2002) would have been approximately as follows (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                        2003        2002       2003       2002
                                                       --------   --------   --------   --------
Net loss as reported ...............................   $(1,213)   $  (449)   $(2,845)   $(3,543)
Add: Stock-based employee compensation expense
    included in reported loss ......................         2         23         10         77
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards ..........................        62       (243)      (194)      (935)
                                                       --------   --------   --------   --------
Pro forma net loss .................................   $(1,149)   $  (669)   $(3,029)   $(4,401)
                                                       ========   ========   ========   ========


Basic and diluted net loss applicable to common
  shareholders per share:
As reported ........................................   $ (0.50)   $ (0.22)   $ (1.18)   $ (1.76)
Pro forma ..........................................   $ (0.48)   $ (0.33)   $ (1.26)   $ (2.19)

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

5. COMPREHENSIVE INCOME

    The components of comprehensive loss, consisting of the Company's reported net loss and unrealized gains or losses in the translation of foreign currencies, are as follows (in thousands):

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       -------------------   -------------------
                                         2003       2002       2003       2002
                                       --------   --------   --------   --------
Net loss ...........................   $(1,213)   $  (449)   $(2,845)   $(3,543)
Other comprehensive income (loss) ..         2         (8)       (11)        (2)
                                       --------   --------   --------   --------
Total comprehensive loss ...........   $(1,211)   $  (457)   $(2,856)   $(3,545)
                                       ========   ========   ========   ========


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

    The Company's customer agreements customarily provide for indemnification of customers for intellectual property infringement claims. Such agreements generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to product usage, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claim for such indemnifications is outstanding as of September 30, 2003. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

8. REVERSE STOCK SPLIT

    On June 12, 2003, the Company effected a 1-for-10 reverse stock split that was previously approved at its Annual Meeting of Stockholders for the year ended December 31, 2002. Accordingly all share and per share amounts in this quarterly report on Form 10-Q have been adjusted to reflect the 1-for-10 reverse stock split.

9. SUBSEQUENT EVENTS

    As of September 30, 2003 the Company was not in compliance with its debt covenants and the bank waived this non-compliance for the third quarter of 2003. On November 10, 2003, the Company renegotiated certain of its bank covenants. Under the new terms, the Company continues to have a revolving line of credit facility of up to $2.5 million available through April 30, 2004. The revised covenants require the Company, among other things, to maintain a tangible net worth of at least $2.25 million (subject to quarterly increases based on net income and proceeds received from the sale of debt or equity securities, if any). In addition, the Company must show a profit of at least one dollar for the quarter ending December 31, 2003 and thereafter, and it must have funds on deposit with the bank in excess of all outstanding borrowings. Borrowings under the facility are collateralized by substantially all of the Company's assets.

    The Company has received a notice from the Nasdaq SmallCap Market that it is not in compliance with the $2,500,000 minimum stockholder's equity requirement as of September 30, 2003. On November 3, 2003 the Company provided the Nasdaq SmallCap Market with a plan to achieve and sustain compliance with this requirement, but the Nasdaq SmallCap Market may not accept this plan. If the Company cannot achieve compliance, it expects to receive a formal delisting notice from the Nasdaq SmallCap Market. The Company may seek a Nasdaq hearing for appeal if and when it receives such notice of delisting.

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

OVERVIEW

    Persistence provides a suite of data services products that sit between existing databases--such as Oracle and DB2--and application servers--such as BEA's WebLogic, IBM's WebSphere, and Microsoft .NET. Developers can configure these products, creating a "data services" layer that is designed to position business information for more efficient access for users, to dramatically reduce network traffic and data latency, and to achieve better application performance at a much lower infrastructure cost.

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

    Our EDGEXTEND product for Sun Microsystems' full Java 2 Platform, Enterprise Edition (J2EE, formerly known as Enterprise Java Beans or EJB) application servers, C++ and .NET application servers offers a data architecture that integrates with IBM's WebSphere, BEA's WebLogic, and Microsoft .NET, plus C++ application servers to support highly distributed and transaction-oriented applications both within data centers and in remote locations. Our DIRECTALERT product is a proactive, personalized client caching and notification reporting product for zero latency applications, which extends the reach of enterprise systems to small form-factor devices such as mobile phones, wireless PDAs, and digital set-top boxes.

    Major customers in the nine months ended September 30, 2003 consisted of Adobe Systems, Applied Biosystems, Citigroup Global Markets, FedEx, Fiducia AG, Motorola, Prebon Yamane and Sabre.

    Our revenues, which consist of software license revenues and service revenues, totaled $7.2 million in the nine months ended September 30, 2003 and $12.0 million in the nine months ended September 30, 2002. Revenues totaled $14.6 million in 2002, $19.4 million in 2001 and $25.3 million in 2000. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. Service revenues consist of professional services consulting, customer support and training. Because we only commenced selling EDGEXTEND and DIRECTALERT in 2002, we have a limited operating history in the data services markets. Our two major products, POWERTIER and EDGEXTEND, are based on a common technology platform for application data management. They differ mainly in that POWERTIER contains a proprietary, bundled application server, whereas EDGEXTEND is optimized to integrate with third party application servers, such as IBM's WebSphere and BEA's WebLogic application servers. We currently expect that sales of our older POWERTIER application server products will continue to contribute to our revenues, but that sales of our newer EDGEXTEND and DIRECTALERT products will contribute a growing percentage of our revenues over the next several quarters. Because a substantial portion of our revenues result from product sales to a limited number of customers, the identity of which change from quarter to quarter, in any given quarter the percentage contribution of POWERTIER, EDGEEXTEND and DIRECTALERT to total license revenues varies, sometimes dramatically.

    We market our software and services primarily through our direct sales organizations in the United States, the United Kingdom and Germany. Revenues from licenses and services to customers outside the United States were $2.8 million in the nine months ended September 30, 2003, $3.7 million in the nine months ended September 30, 2002, $4.8 million in 2002, $7.4 million in 2001 and $7.2 million in 2000. The decrease in international revenues from 2001 to 2002 is primarily attributable to a decline in sales of our products in Asia. Revenues from sales of our products in Asia were $1.8 million for the year ended December 31, 2001 and $272,000 for the year ended December 31, 2002, representing a decrease of 85%. Continued difficult economic conditions in Asia, as well as a decline in the number of customers serviced in Asia and significantly reduced spending from our largest customers in the region, were factors in our decision to close our Asia office in 2002. Our operating expenses were not significantly impacted by the closure of the office as we had only one employee in Asia in 2002. Our future success will depend, in part, on our successful development of international markets for our products.

    Historically, we have received a substantial portion of revenue from product sales to a limited number of customers. Sales of products to our top five customers accounted for 51% of our total revenues in the nine months ended September 30, 2003, 62% of our total revenues in the nine months ended September 30, 2002, 55% of total revenues in 2002, 45% of total revenues in 2001, and 40% of total revenues in 2000. In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues and these customers are likely to differ year to year.

    To date, we have sold our products primarily through our direct sales force, and in the future, we may need to hire additional sales people, in particular those with expertise in consultative, technology and architecture-driven sales, in order to meet our sales goals. In addition, our ability to achieve significant revenue growth will depend in large part on our success in establishing and leveraging relationships with systems integrators, independent software vendors, OEM partners and other resellers.

    We have made staff reductions across all functional areas of our business in order to manage operating expenses and conserve cash in response to continued uncertainty in information technology (IT) spending, which has affected our license revenues. We had 68 total employees as of December 31, 2002 and 44 as of September 30, 2003, representing a decrease of 35%. This decrease was due primarily to a workforce reduction during the third quarter to cut costs. We have incurred net losses in each quarter since 1996 with the exception of the three months ended June 30, 2002 and, as of September 30, 2003, had an accumulated deficit of $64.2 million.

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

    We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. Our success depends significantly upon broad market acceptance of our recently introduced EDGEXTEND product and, to a lesser degree, the DIRECTALERT product.

Our performance will also depend on the level of capital spending in our target market of customers and on the growing and widespread adoption of the market for data services and data integration.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, intangible assets, income taxes, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

    BAD DEBTS. Our bad debt policy requires that we maintain a specific allowance for certain doubtful accounts and a general allowance for the majority of the non-specifically reserved accounts. These allowances provide for estimated losses resulting from the inability or refusal of our customers to make required payments. We analyze such factors as historical bad debt experience, customer payment patterns and current economic trends. This analysis requires significant judgment. If the financial condition of our customers were to deteriorate further, additional allowances would generally be required resulting in future losses that are not included in our allowances for doubtful accounts at September 30, 2003.

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

RESULTS OF OPERATIONS

THREE MONTHS (THIRD QUARTER) ENDED SEPTEMBER 30, 2003 AND 2002

Revenues

    Our revenues were $1.8 million for the three months ended September 30, 2003 and $4.1 million for the three months ended September 30, 2002, representing a decrease of 56%. International revenues were $524,000 for the three months ended September 30, 2003 and $2.1 million for the three months ended September 30, 2002, representing a decrease of 75%. For the three months ended September 30, 2003, Citadel Investment Group accounted for 20% of total revenues, and sales of products and services to our top five customers accounted for 51% of total revenues. For the three months ended September 30, 2002, Fiducia AG and Cablevision accounted for 28% and 22% of total revenues, respectively, and sales of products and services to our top five customers accounted for 73% of total revenues.

    License Revenues. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. License revenues were $722,000 for the three months ended September 30, 2003 and $2.8 million for the three months ended September 30, 2002, representing a decrease of 74%. License revenues represented 40% of total revenues for the three months ended September 30, 2003 and 68% of total revenues for the three months ended September 30, 2002. The decrease in software license revenues was primarily due to the fact that our target customers are those data- and transaction-intensive companies that are either building a new project or contemplating a rearchitecture of their current system in order to improve their data management performance. We believe the continued industry-wide downturn in spending on IT infrastructure products has caused many of these target customers to delay these large IT projects, which has affected our license revenues. Given the continuing industry-wide trend of dramatically reduced levels of information technology spending, license revenues may fluctuate substantially over the next several quarters. In addition, for the same reason, revenues may decline for 2003 compared to 2002.

    Service Revenues. Service revenues consist of professional services consulting, customer support and training. Our service revenues were $1.1 million for the three months ended September 30, 2003 and $1.3 million for the three months ended September 30, 2002, representing a decrease of 18%. This decrease was primarily due to a reduced level of consulting services performed during the third quarter of 2003, which lowered revenues by $235,000. Service revenues represented 60% of total revenues for the three months ended September 30, 2003 and 32% of total revenues for the three months ended September 30, 2002.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs and the amortization of third party software embedded in our software. Our cost of license revenues was $25,000 for the three months ended September 30, 2003 and $75,000 for the three months ended September 30, 2002. As a percentage of license revenues, cost of license revenues was 3% for the three months ended September 30, 2003 and 3% for the three months ended September 30, 2002. The decrease in cost of license revenues was largely due to payments for third party software in 2002, which did not recur in 2003. Cost of license revenues may vary between periods depending on the sales of any licensed third party products.

    Cost of Service Revenues. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services consulting, customer support and training. Our cost of service revenues was $395,000 for the three months ended September 30, 2003 and $691,000 for the three months ended September 30, 2002, representing a decrease of 43%. This decrease was primarily due to a $240,000 reduction in staffing and personnel related costs and a $19,000 reduction in costs associated with our use of external consultants. As a percentage of service revenues, cost of service revenues was 36% for the three months ended September 30, 2003 and 52% for the three months ended September 30, 2002. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of external consultants.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel, and marketing and promotional expenses. Our sales and marketing expenses were $1.2 million for the three months ended September 30, 2003 and $1.8 million for the three months ended September 30, 2002, representing a decrease of 34%. This decrease was primarily due to a $402,000 reduction in staffing and personnel related costs as a result of a reduction of staff of eleven sales and marketing employees during the twelve months ended September 30, 2003 and a decrease of $120,000 in commissions expensed due to lower revenues as compared to the three months ended September 30, 2002. Sales and marketing expenses represented 68% of total revenues for the three months ended September 30, 2003 and 45% of total revenues for the three months ended September 30, 2002. We are presently targeting that 2003 sales and marketing expense levels will be lower than comparable 2002 expense levels because as of November 2003 we had 18 sales and marketing employees as compared to an average of 35 such employees during 2002.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to external software consultants. Our research and development expenses were $732,000 for the three months ended September 30, 2003 and $1.0 million for the three months ended September 30, 2002, representing a decrease of 30%. This decrease was primarily due to a $278,000 reduction in staffing and personnel related costs as a result of a reduction of staff of eight research and development employees during the twelve months ended September 30, 2003. Research and development expenses represented 41% of total revenues for the three months ended September 30, 2003 and 25% of total revenues for the three months ended September 30, 2002. We are presently targeting that the 2003 research and development expense levels will be lower than comparable 2002 expense levels because as of November 2003 we had 18 research and development employees as compared to an average of 27 such employees during 2002.

    General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $631,000 for the three months ended September 30, 2003 and $798,000 for the three months ended September 30, 2002, representing a decrease of 21%. This decrease was primarily due to a reduction of $103,000 of bad debt expenses. General and administrative expenses represented 35% of total revenues for the three months ended September 30, 2003 and 19% of total revenues for the three months ended September 30, 2002. We are presently targeting that 2003 general and administrative expense levels will be lower than comparable 2002 expense levels because as of November 2003 we had 8 general and administrative employees as compared to an average of 13 such employees during 2002.

    Amortization of Purchased Intangibles. There was no amortization of purchased intangibles for the three months ended September 30, 2003, as such costs, which were $9,000, are now classified as a cost of license revenues. Amortization of purchased intangibles was $126,000 for the three months ended September 30, 2002. The decrease in amortization expense was related to several intangible assets that were fully amortized in 2002 and due to an impairment recorded in December 2002, which resulted in a write-off of purchased intangibles of $160,000.

    Interest and Other Income (Expense). Interest and other income (expense) consists of earnings on our cash and cash equivalents, offset by interest expense related to obligations under capital leases and other equipment related borrowings and other expenses. Interest and other income (expense) was ($4,000) for the three months ended September 30, 2003 and $(7,000) for the three months ended September 30, 2002.

    Stock-Based Compensation. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of September 30, 2003 was $21,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $2,000 in the three months ended

September 30, 2003 and $23,000 in the three months ended September 30, 2002. We expect to record amortization expense related to these securities of approximately $2,000 for the remainder of 2003.

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


NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues

    Our total revenues were $7.2 million for the nine months ended September 30, 2003 and $12.0 million for the nine months ended September 30, 2002, representing a decrease of 40%. International revenues were $2.8 million for the nine months ended September 30, 2003 and $3.7 million for the nine months ended September 30, 2002, representing a decrease of 26%. In the nine months ended September 30, 2003, sales to Citigroup Global Markets accounted for 24% of total revenues and sales to Adobe Systems accounted for 11% of total revenues. For the nine months ended September 30, 2002, sales to Cablevision accounted for 29% of total revenues and sales to Citigroup Global Markets accounted for 15% of total revenues.

    License Revenues. License revenues were $3.7 million for the nine months ended September 30, 2003 and $7.8 million for the nine months ended September 30, 2002, representing a decrease of 53%. The decrease in software license revenues was primarily due to the fact that our target customers are those data- and transaction-intensive companies that are either building a new project or contemplating a rearchitecture of their current system in order to improve their data management performance. We believe the continued industry-wide downturn in spending on IT infrastructure products has caused many of these target customers to delay these large IT projects, which has affected our license revenues. License revenues represented 51% of total revenues for the nine months ended September 30, 2003 and 64% of total revenues for the nine months ended September 30, 2002.

    Service Revenues. Our service revenues were $3.5 million for the nine months ended September 30, 2003 and $4.3 million for the nine months ended September 30, 2002, representing a decrease of 17%. The decrease in service revenues was primarily due to lower revenues from technical support contracts in the amount of $350,000 and to a reduced level of consulting services performed, which lowered revenues by $390,000. Service revenues represented 49% of total revenues for the nine months ended September 30, 2003 and 36% of total revenues for the nine months ended September 30, 2002.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs and the amortization of third party software embedded in our software for the nine months ended September 30, 2003. Our cost of license revenues was $86,000 for the nine months ended September 30, 2003 and $177,000 for the nine months ended September 30, 2002, representing a decrease of 51%. As a percentage of license revenues, cost of license revenues was 2% for the nine months ended September 30, 2003 and 2% for the nine months ended September 30, 2002. The decrease in cost of revenues was largely due to the lower sales of third party software, which required the payment of royalties.

    Cost of Service Revenues. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services consulting, customer support and training. Our cost of service revenues was $1.3 million for the nine months ended September 30, 2003 and $2.2 million for the nine months ended September 30, 2002, representing a decrease of 40%. This decrease was primarily due to a $721,000 reduction in staffing and personnel related costs and a $119,000 reduction in costs associated with our use of external consultants. As a percentage of service revenues, cost of service revenues were 38% for the nine months ended September 30, 2003 and 52% for the nine months ended September 30, 2002.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel, and marketing and promotional expenses. Our sales and marketing expenses were $4.3 million for the nine months ended September 30, 2003 and $6.9 million for the nine months ended September 30, 2002, representing a decrease of 37%. This decrease was primarily due to a $1.8 million reduction in staffing and personnel related costs, a decrease of $548,000 in commissions expensed due to lower revenues as compared to the nine months ended September 30, 2002, as well as a $232,000 reduction in marketing and promotional expenses. Sales and marketing expenses represented 60% of total revenues for the nine months ended September 30, 2003 and 57% of total revenues for the nine months ended September 30, 2002. We are presently targeting that 2003 sales and marketing expense levels will be lower than comparable 2002 expense levels because as of November 2003 we had 18 sales and marketing employees as compared to an average of 35 such employees during 2002.

    Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to external software consultants. Our research and development expenses were $2.4 million for the nine months ended September 30, 2003 and $3.2 million for the nine months ended September 30, 2002, representing a decrease of 25%. This decrease was primarily due to a $710,000 reduction in staffing and personnel related costs. Research and development expenses represented 33% of total revenues for the nine months ended September 30, 2003 and 27% of total revenues for the nine months ended September 30, 2002. We are presently targeting that 2003 research and development expense levels will be lower than comparable 2002 expense levels because as of November 2003 we had 18 research and development employees as compared to an average of 27 such employees during 2002.

    General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses were $1.9 million for the nine months ended September 30, 2003 and $2.6 million for the nine months ended September 30, 2002, representing a decrease of 27%. This decrease was primarily due to reductions of $204,000 in staffing and personnel related costs and a reduction of $371,000 of bad debt expenses as a result of unexpectedly favorable collection efforts and a lower accounts receivable balance. General and administrative expenses represented 27% of total revenues for the nine months ended September 30, 2003 and 22% of total revenues for the nine months ended September 30, 2002. We are presently targeting that 2003 general and administrative expense levels will be lower than comparable 2002 expense levels because as of November 2003 we had 8 general and administrative employees as compared to an average of 13 such employees during 2002.

    Amortization and Impairment of Purchased Intangibles. There was no amortization of purchased intangibles for the nine months ended September 30, 2003 as such costs, which were $55,000, are now classified as a cost of license revenues. Amortization of purchased intangibles was $480,000 for the nine months ended September 30, 2002. The decrease in amortization expense was related to several intangible assets that were fully amortized in 2002 and due to a revaluation and impairment review in December 2002, which resulted in a write-off of purchased intangibles of $160,000.

    Interest and Other Income (Expense). Interest and other income (expense) consists of earnings on our cash, cash equivalents, offset by interest expense related to obligations under capital leases and other equipment related borrowings and other expenses. Interest and other income (expense) was $9,000 for the nine months ended September 30, 2003 and $23,000 for the nine months ended September 30, 2002. The decrease in income was primarily due to a reduction of $32,000 in interest income yielded from our lower cash balances and a reduction of $18,000 in interest and other expense.

    Stock-Based Compensation. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the Board of Directors on the date of grant or issuance. Total deferred stock compensation associated with equity transactions as of September 30, 2003 was $21,000, net of amortization. Deferred stock compensation is being amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $10,000 in the nine months ended September 30, 2003 and $77,000 in the nine months ended September 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our business primarily through a private placement of our common stock in the amount of $2.0 million in November 2002, our initial public offering of common stock in June 1999, which totaled $34.1 million in aggregate net proceeds and private sales of convertible preferred stock, which totaled $19.9 million in aggregate net proceeds. We also are financing our business through loans as described below and capital leases. As of September 30, 2003, we had $5.1 million of cash and cash equivalents and our working capital was $1.9 million.

    Net cash used in operating activities was $3.5 million for the nine months ended September 30, 2003 and was $131,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, cash used in operating activities was attributable primarily to net losses, an increase in accounts receivable and a decrease in deferred revenues offset in part by depreciation and amortization. For the nine months ended September 30, 2002, cash used in operating activities was attributable primarily to net losses and a decrease in accounts payable offset by a decrease in accounts receivable and increases in deferred revenues and other accrued liabilities and depreciation and amortization.

    Net cash used in investing activities was $20,000 for the nine months ended September 30, 2003 and $280,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, net cash used in investing activities was attributable primarily to the purchase of property and equipment. For the nine months ended September 30, 2002, net cash used in investing activities was for the purchase of property and equipment and the acquisition of purchased intangibles.

    Net cash used in financing activities was $283,000 for the nine months ended September 30, 2003 and $189,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, net cash used in financing activities was attributable primarily to loan repayments. For the nine months ended September 30, 2002, net cash used in financing activities was attributable primarily to loan repayments offset by sales of common stock as a result of option exercises and borrowings under loan agreements.

    We have credit facilities with Comerica Bank. We have a $2.5 million revolving line of credit facility which is available through April 30, 2004 under which no borrowings were outstanding as of September 30, 2003. We also have a $655,000 equipment term loan, under which $44,000 was outstanding as of September 30, 2003. We are required to make principal payments of $21,843 per month, plus interest at the bank's base rate plus 0.5% per annum payable in 30 monthly installments. We also have an additional $149,000 equipment term loan, under which $83,000 was outstanding as of September 30, 2003. This facility is an 18 month term loan with principal payments of $8,284 per month beginning on February 1, 2003 plus interest at the bank's base rate plus 1% per annum. As of September 30, 2003 we were not in compliance with our debt covenants, and the bank waived this non-compliance for the third quarter of 2003. We have since then renegotiated certain of our bank covenants. Our credit facilities with Comerica Bank currently require, among other things, that we maintain a tangible net worth of at least $2.25 million (subject to quarterly increases based on net income and proceeds received from the sale of debt or equity securities, if any). In addition, we must show a profit of at least one dollar for the quarter ending December 31, 2003 and thereafter, and we must have funds on deposit with the bank in excess of all outstanding borrowings. Borrowings under the facilities are collateralized by substantially all of our assets, including our intellectual property.

    Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments.

    As of the date of filing of this Quarterly Report on Form 10-Q, our revenue to date for 2003 is significantly below the revenue anticipated under our current financial plan. We have experienced declining annual revenues and have incurred losses from continuing operations of $2.8 million in the first nine months of 2003, $5.4 million in 2002 and $15.1 million in 2001. These factors, among others, raise substantial doubt that we will be able to continue our business as a going concern. Thus, we undertook a workforce reduction in third quarter of 2003, and we are undertaking additional cost cutting actions in the fourth quarter of 2003. We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated needs through at least June 30, 2004, provided that we are able to achieve our targeted revenues, accounts receivable collections and expense reductions. However, our existing cash balances and available borrowing may not be sufficient to fund operations through June 30, 2004. We are currently seeking to raise additional equity financing; however we may not be able to obtain additional financing on acceptable terms, if at all. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we are unsuccessful in our plan to increase revenues, continue to reduce our cost structure and/or raise equity financing on acceptable terms, we may not have the resources to maintain operations or continue our business as a going concern.


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

    o    our dependence upon key personnel.

WE NEED TO INCREASE OUR REVENUES, CONTINUE TO REDUCE OUR COST STRUCTURE AND/OR RAISE EQUITY FINANCING IN ORDER TO ENSURE THAT WE HAVE SUFFICIENT RESOURCES TO OPERATE AS A GOING CONCERN.

    We have experienced declining annual revenues and have incurred losses from continuing operations of $2.8 million in the first nine months of 2003, $5.4 million in 2002 and $15.1 million in 2001. These factors, among others, raise substantial doubt that we will be able to continue our business as a going concern. We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated needs through at least June 30, 2004, provided that we are able to achieve our targeted revenues, accounts receivable collections and expense reductions. If we are unable to increase our revenues, continue to reduce our cost structure and/or raise additional equity financing as planned, we may have to cease operations and engage in efforts to sell our assets. If we seek to sell additional debt securities or to obtain a credit facility, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to achieve our plan, our business could be jeopardized.

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

                                       % OF TOTAL REVENUES     IDENTITY AND % OF TOTAL REVENUES
             PERIOD                    OF TOP 5 CUSTOMERS              OF TOP 2 CUSTOMERS
             ------                    ------------------              ------------------

Nine months ended September 30, 2003           51%          Citigroup Global Markets............24%
                                                            Adobe Systems........................11
Nine months ended September 30, 2002           62           Cablevision..........................29
                                                            Citigroup Global Markets.............15
Year ended December 31, 2002                   55           Cablevision..........................26
                                                            Citigroup Global Markets.............13
Year ended December 31, 2001                   45           Citigroup Global Markets.............15
                                                            Cablevision..........................11
Year ended December 31, 2000                   40           Citigroup Global Markets.............16
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

DECLINES IN SALES REVENUE MAY RESTRICT OUR GROWTH AND HARM OUR BUSINESS AND OUR ABILITY TO ACHIEVE OUR FINANCIAL OBJECTIVES.

    For the three years from 1997 through 2000, our sales revenues grew over the previous year by 88%, 42% and 75%, respectively. In 2001 sales declined from the previous year by 23%, in 2002 our sales revenues declined by 25% and in the nine months ended September 30, 2003 our sales revenues declined by 40% from the nine months ended September 30, 2002. We believe a substantial portion of the decline in sales of our products is due to the general downturn in information technology spending by our prospective customers, many of whom are Fortune 500 companies. If our prospective customers continue to defer spending on IT Infrastructure products, such as our products, our product sales may continue to decline. Our declining sales may also negatively affect our reputation with the investment community, which may lead to a decline in our stock price and may also discourage investors from purchasing our stock.

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

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO MAINTAIN AND TRAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

    We must maintain a strong direct sales team to generate revenues. In the last several years, we have experienced significant turnover in our sales team. Typically, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force and we may not be able to hire enough qualified individuals in the future. As a result of our employee turnover, a number of our sales people are relatively new and we may not meet our sales goals. In addition, our recently hired employees may not become productive.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Approximately 38% of our total revenues came from sales of products and services outside of the United States for the nine months ended September 30, 2003 and approximately 31% of our total revenues came from sales of products and services outside of the United States for the nine months ended September 30, 2002. Approximately 33% of our total revenues came from sales of products and services outside of the United States for the year ended December 31, 2002, and approximately 38% of our total revenues came from sales of products and services outside of the United States for the year ended December 31, 2001. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, and unregistered shares to be registered in the future, the market price of our common stock could fall. As of October 31, 2003, we had approximately 2,410,618 shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradable. Shares held by affiliates are tradable, subject to volume and other restrictions of Rule 144. These sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities.

WE HAVE RECEIVED A NOTICE FROM NASDAQ REGARDING THE POSSIBLE DELISTING OF OUR STOCK FROM THE NASDAQ SMALLCAP MARKET.

    We have received a notice from the Nasdaq SmallCap Market that we are currently not in compliance with the $2,500,000 minimum stockholders' equity requirement. We have provided Nasdaq with a plan to achieve and sustain compliance with this requirement, but the Nasdaq SmallCap Market may not accept our plan. If we cannot achieve compliance, we expect to receive a formal delisting notice from the Nasdaq SmallCap Market. We may seek a Nasdaq hearing for appeal if and when we receive such notice of delisting. If our efforts in this regard are unsuccessful, our stock would be delisted from the Nasdaq SmallCap Market and trade on the OTC "bulletin board." Delisting from the Nasdaq SmallCap Market could reduce the liquidity of the market for our stock and negatively impact our reputation and consequently our business.

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

    We were in default of various financial covenants in our loan agreement at September 30, 2003 because of our $1.2 million net loss in the third quarter, and the bank waived this non compliance for the third quarter of 2003. We have not been able to comply with tangible net worth and other covenants of our line of credit with Comerica Bank in the past, and we may not be able to come into compliance with this and our other financial covenants in our loan agreement with the bank in the future if we fail to increase our revenues or continue to have net losses. We recently renegotiated certain of our bank covenants, which require, among other things, that we maintain a tangible net worth of at least $2.25 million (subject to quarterly increases based on net income and proceeds received from the sale of debt or equity securities, if any). In addition, we must show a profit of at least one dollar for the quarter ending December 31, 2003 and thereafter, and we must have funds on deposit with the bank in excess of all outstanding borrowings. Borrowings under this facility are secured by substantially all of our assets, including our intellectual property. If we violate any covenant in our agreements with Comerica Bank, the bank may declare us in default of our obligations and could, among other things, refuse to advance us any additional funds under the line of credit, accelerate our repayment obligations under all our facilities, and exercise all of its other rights as a creditor under our facilities, including the sale of our assets, including our intellectual property.

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


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest Rate Sensitivity. Our operating results are sensitive to changes in the general level of U.S. interest rates. If market interest rates had changed by ten percent in the nine months ended September 30, 2003, our operating results would not have changed materially. As of September 30, 2003, most of our cash equivalents were invested in money market accounts and, thus, the principal values are not susceptible to changes in short-term interest rates.

    Foreign Currency Fluctuations. We have certain operating transactions in foreign currencies, and maintain balances that are due or payable in foreign currencies at September 30, 2003. We estimate that a hypothetical ten percent change in foreign currency rates in the nine months ended September 30, 2003 would not have impacted our financial results of operations materially. We do not hedge any of our foreign currency exposure.

ITEM 4. CONTROLS AND PROCEDURES

    We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2003. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS:

      10.25 Amendment No. 1 to Amended and Restated Loan and Security Agreement Between Persistence Software, Inc. and Comerica Bank.

      31.1 Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b) REPORTS ON FORM 8-K:

    A report on Form 8-K filed October 17, 2003, reporting under Item 9 the announcement that on October 17, 2003, the Company issued a press release regarding its financial results for the nine months ended September 30, 2003 and the departure of Christine Russell, the Company's Chief Financial Officer. In accordance with Securities and Exchange Commission Release No. 33-8216, the information contained in the Form 8-K, which was intended to be furnished under
Item 12, "Results of Operations and Financial Condition," was instead furnished under Item 9, "Regulation FD Disclosure."

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PERSISTENCE SOFTWARE, INC.

                                             By:  /s/  BRIAN TOBIN
                                                  ------------------------------
                                                  BRIAN TOBIN
                                                  ACTING CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL AND
                                                  ACCOUNTING OFFICER)

Date: November 14, 2003

                                  EXHIBIT INDEX

      Exhibit
       No.                             Description
       ---                             -----------

      10.25 Amendment No. 1 to Amended and Restated Loan and Security Agreement Between Persistence Software, Inc. and Comerica Bank.

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