Form 10-K
period 2003-12-31
PERSISTENCE SOFTWARE INC
filed 2004-03-30
CIK 1084400

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

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

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
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7.9 million as of February 29, 2004 based upon the closing sale price on the Nasdaq National Market reported for such date of $4.10 per share. Shares of Common Stock held by each officer and director and by each person who owns 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 2,713,918 shares of the registrant's Common Stock issued and outstanding as of February 29, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on June 2, 2004.

================================================================================

                                     PART I

    The matters discussed in this Annual Report on Form 10-K, including, but not limited to, the adequacy of our financial resources to meet our currently anticipated cash flow requirements for the next 12 months contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," "targeting," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this annual report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

ITEM 1. BUSINESS.

COMPANY OVERVIEW

    Persistence provides data access and caching infrastructure software specifically designed to eliminate data access bottlenecks such as redundant or inefficient database queries that cause poor application performance. Persistence's technology may simplify and optimize access to complex enterprise data for custom applications. Persistence's products provide a "data services" layer that sits between relational databases such as Oracle and DB2 and application servers. This data services layer provides integrated object-to-relational mapping, caching, and cache synchronization with automated cache management. Persistence products may support cross-platform deployment of high-performance, custom applications written in Java, C++ or C#, including those built for BEA WebLogic, IBM WebSphere or Microsoft .NET.

    Persistence's EDGEXTEND products provide tools that generate application programming interfaces ("APIs") for data access and caching. The caching feature helps systems "remember" answers from each processing step. When the system receives a request for which it already has an answer, it can respond immediately, without traveling to back-end databases to generate an answer. Customer profile management, global logistics, trading exchanges, financial services trading desks, and supply chain management systems are just a few examples of the kinds of computer systems, which can realize significant increases in capacity and performance through online caching.

    Persistence Software, Inc. was incorporated in May 1991 as Fulcrum Innovations, Inc. Our website is www.persistence.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge as soon as reasonably practicable as we file these reports with the Securities and Exchange Commission.

INDUSTRY BACKGROUND

    Information Technology ("IT") managers are faced with many challenges as they attempt to scale their existing infrastructure to meet the ever-increasing demands of their users. They are asked to support more users with better response times, but without a commensurate increase in resources, both people and money, to meet these challenges. The solutions of past years - replicated data centers - are no longer a cost-effective option for most IT professionals. Consequently, they are looking for alternative technology solutions to meet the performance demands of their users while maintaining or reducing the associated operating costs.

    Common business requirements that lead IT managers to look for new data access and caching solutions include:

    o SLOW RESPONSE TIMES: Many enterprise applications were not designed to scale to handle large numbers of concurrent users. Users accessing these systems often experience lengthy delays as the number of concurrent users increases.

    o INCREASED RISK TO BUSINESS CONTINUITY: Disaster recovery and fail-over capability are crucial for systems required to operate 24 hours a day, 7 days a week. Users accessing these systems at peak volume can increase the frequency of system crashes.

    o LIMITED SCALABILITY: As applications are deployed to more and more remote users in a system in order to improve the productivity of those users, the customer needs a system that will scale easily without the need and expense of additional data centers.

    In large part, the problems facing enterprises today are derived from the continuing evolution and increasing sophistication of enterprise applications. Simple applications supporting back office systems typically had few users accessing limited amounts of data. As decision-making based on real-time, frequently changing data has been moved farther out to the edge of the enterprise, the need for vital information to support these business-critical applications has become paramount. In addition, the need to keep the cost of these systems to a minimum provided an additional challenge to the system architects. Traditional system architectures and approaches cannot always solve these problems. For applications with more real-time requirements, a new data access and caching infrastructure may be required, called a Data Services layer. The characteristics of a next-generation Data Services layer include:

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

PERSISTENCE PRODUCTS

    Our EdgeXtend family of products provides a data services software infrastructure that is specifically designed to enable high volume, high performance, and distributed applications. Our products, EDGEXTEND for IBM WebSphere, EDGEXTEND for BEA WebLogic, EDGEXTEND for C++ and EDGEXTEND for Microsoft .NET, address the scalability, availability and adaptability demands that typically occur when delivering business solutions for high demand, globally distributed enterprise business applications. Our products offer the following key benefits:

    FASTER RESPONSE FOR CONCURRENT USERS. Our EDGEXTEND products were designed specifically to accommodate high volume transaction processing and the data integrity requirements of distributed applications using in-memory caching technology. Caching is a process in which select data is copied out of back-end systems, typically a database, and into the server cache, which allows the data to be shared and manipulated by multiple users. This architecture helps reduce the workload on back-end systems and accelerates application performance. The effect of this architecture is to minimize unnecessary network traffic and thereby enable higher performance and reliability even with significant transaction volumes and rapidly changing data. EDGEXTEND products may offer superior performance and scalability to support the deployment of large-scale distributed enterprise applications.

    REDUCED TIME-TO-MARKET FOR ENTERPRISE APPLICATIONS. Our EDGEXTEND products decrease time-to-market and development cycles for sophisticated applications due to our proprietary and patented object-to-relational mapping technology. This technology enables the automatic generation of software code, which minimizes basic, low-level programming tasks, such as security and database access. EDGEXTEND may accelerate development by giving developers access to data in a familiar way, as software components, and provides application developers with a framework to rapidly build electronic commerce applications.

    PROTECTS AND LEVERAGES EXISTING INFORMATION TECHNOLOGY INVESTMENTS. EDGEXTEND enables developers to build new enterprise applications while simultaneously integrating existing back-end systems. EDGEXTEND'S flexible architecture integrates with disparate database servers, web servers and multiple clients, while supporting multiple programming languages and computing platforms. EDGEXTEND may provides enhanced flexibility and inter-operability to link existing enterprise applications and systems, allowing businesses to leverage their investments in information technology and extend them to the edge of their enterprise and beyond.

    OPTIMIZED DISTRIBUTED DATA SERVICES ARCHITECTURE. All our products are built on the core Persistence technologies of Object/Relational Mapping, Intelligent Caching and Cache Synchronization. This integrated technology, called a Data Services layer, allows for a data access and caching architecture that is highly scalable, suitable for high volume transaction oriented applications, and capable of supporting thousands of concurrent users.

PERSISTENCE STRATEGY

    We intend to position Persistence as a technology leader for data access and caching infrastructure software, based on numerous years of successful customer deployments and a portfolio of patents. Our value proposition is that our integrated data access and caching solutions can provide higher performance and greater reliability than stand-alone data access or caching products.

    The market for our products is Fortune 2000 corporations and software vendors who are building custom applications to solve critical business problems. Our target buyers are senior architects and project managers who select data access and caching technology for projects with complex data and fast response time requirements.

    LEVERAGE INSTALLED CUSTOMER BASE. We believe there are significant opportunities to expand the use of our products throughout our current customer base. This ability is particularly true for customers who have successfully adopted our technology for a particular part of their business and have not selected an enterprise standard for data access and caching. We believe we have an opportunity to leverage our existing success with those customers on a broader basis by working with their architectural standards group to make our products a standard for data services throughout their enterprise.

    MAINTAIN OUR INTERNATIONAL PRESENCE. We believe there are significant international opportunities for our products and services, in particular in Europe and the United Kingdom. Currently, we have established direct sales operations in the United Kingdom. In addition to our direct sales operations, we also sell our products throughout central Europe through a distributor.

PRODUCTS

EDGEXTEND FOR JAVA

    Our EDGEXTEND FOR JAVA products simplify and optimize Java access to enterprise data by providing tightly integrated data mapping, intelligent caching and guaranteed cache synchronization. These products can be used in stand-along Java applications or integrated with J2EE application servers such as IBM WebSphere, and BEA WebLogic.

EDGEXTEND FOR C++ (formerly POWERTIER for C++)

    Our EDGEXTEND for C++ products simplify and optimize C++ access to enterprise data by providing tightly integrated mapping, intelligent caching and guaranteed cache synchronization.

DIRECT ALERT

    DIRECTALERT is an add-on product for EDGEXTEND and POWERTIER that adds rule-based client notification to our data services layer. This is particularly valuable for trading and logistics systems, where changes in key data elements are very important to end users. DIRECTALERT is designed to proactively notify business applications, ranging from desktop applications and ordinary web browsers to mobile phones and television set-top boxes.

POWERTIER

    POWERTIER is a specialized J2EE application server for customers wanting optimal data access and caching performance who do not already have a standard J2EE container.

CUSTOMERS

    Our software products are licensed to customers worldwide for use in a wide range of data-intensive applications, including real-time electronic trading, supply chain management, network management, application outsourcing and logistics management. Our services consist of professional consulting services, technical support and training. The following table lists our customers who have purchased a significant amount of our products or services in 2003, 2002 and 2001 (defined as approximately 5% or more of our total revenues in such year.)

COMMUNICATIONS                       FINANCIAL SERVICES/EXCHANGES
CSC Holdings (Cablevision)           Citigroup Global Markets
Lucent Technologies                  Citadel Investment Group
Motorola                             Fiducia AG


E-COMMERCE/INTERNET                  OTHER
i2 Technologies                      Adobe Systems

    In 2003, sales of products and services to Citigroup Global Markets accounted for 21% of our total revenues. In 2002, sales of products and services to Cablevision accounted for 26% of our total revenues and sales to Citigroup Global Markets accounted for 13% of our total revenues. In 2001, sales of products and services to Citigroup Global Markets accounted for 15% of our total revenues and sales to Cablevision accounted for 11% of our total revenues.

    See also "Note 9. Segment Information, Operations by Geographic Area and Significant Customers" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

SALES AND MARKETING

    We sell our products through both a direct sales force and a third party distributor. As of December 31, 2003, we had 13 people in our sales and marketing organization, of which eight were in the United States and five were in Europe. Our overall 2004 sales and marketing expense compared to 2003 is expected to decrease due to our reduction of headcount in the third and fourth quarters of 2003.

    Our sales cycle is relatively long, generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a limited pilot program, a proof of concept, to establish a technical fit.

COMPETITION

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

    o   company reputation and perception of viability; and

    o   price.

    In the EDGEXTEND market, alternative technology is available from a variety of sources. Companies such as Oracle, Versant, Gemstone, Progress Software and Tangasol are middleware vendors that offer alternative data management solutions that directly target EDGEXTEND'S market. In addition, many prospective customers may build their own custom solutions.

    Competitors for POWERTIER include BEA Systems (WebLogic), IBM (WebSphere), Oracle (OAS) and Sun Microsystems (Sun ONE Application Server). Many customers may not be willing to purchase our POWERTIER products because they have already invested heavily in databases and other enterprise software components offered by these competing companies.

INTELLECTUAL PROPERTY RIGHTS

    Our performance may depend on our ability to protect our proprietary rights to the technologies used in our principal products. If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which would harm our business. We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection. As of February 29, 2004, we had five issued United States patents and three pending United States patent applications with allowable subject matter. These patents expire beginning in 2013. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property rights as fully as do the laws of the United States. Thus, the measures we are taking to protect our intellectual property rights in the United States and abroad may not be adequate. Finally, our competitors may independently develop similar technologies.

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

EMPLOYEES

    As of December 31, 2003, we had 39 full-time employees, including 13 in sales and marketing, 17 in research and development and technical services, and nine in general and administrative functions. Our relationships with our employees are generally good. From time to time, we also employ independent contractors to support our sales and marketing, research and development, professional services and administrative organizations.


EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth specific information regarding our executive officers as of February 29, 2004:


    NAME                                     AGE                POSITION
    ----                                     ---                --------
    Christopher T. Keene......................43   Chief Executive Officer and Secretary
    Derek Henninger...........................41   Vice President of Worldwide Field Operations
    Vivek Singhal.............................35   Vice President of Engineering
    Brian Tobin...............................44   Acting Chief Financial Officer


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

    DEREK HENNINGER co-founded Persistence and since January 2003 has served as Vice President of Worldwide Field Operations. From January 2002 until January 2003, Mr. Henninger served as Vice President of Customer Care. From June 1991 until January 2002, he served as Vice President of Engineering. Mr. Henninger holds a B.A. degree in Economics and a B.S. degree in computer Science and Mathematics from the University of California at Davis.

    VIVEK SINGHAL has served as Vice President, Engineering since January 2002. Mr. Singhal joined Persistence in April 1995 as a software engineer. He holds a B.S. degree in Computer Science from the Massachusetts Institute of Technology and a Ph.D. in Computer Science from the University of Texas at Austin.

    BRIAN TOBIN has served as Acting Chief Financial Officer since October 2003. From October 2002 to October 2003, Mr. Tobin served as Corporate Controller and from November 2000 to October 2002, he served as Director of Accounting. From April 1998 to November 2000, Mr. Tobin was a Manager and Director of Finance at The Charles Schwab Corporation, a broker-dealer. He holds a B.A. degree in Accounting from the University of Washington.

ITEM 2. PROPERTIES.

    We are headquartered in San Mateo, California, where we lease approximately 17,000 square feet of office space under a lease expiring on December 31, 2004. In the fourth quarter of 2003, we vacated approximately 7,500 square feet of this facility and are actively seeking a sub-tenant. We have an engineering staff facility in San Diego, where we lease approximately 6,000 square feet of office space under a lease expiring on August 31, 2004. We also maintain sales offices in the United Kingdom. We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable substitute space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    PRICE RANGE OF COMMON STOCK. Our common stock was traded on the Nasdaq National Market under the symbol "PRSW" from the effective date of our initial public offering on June 24, 1999 until September 12, 2002, at which time we moved our stock listing to the Nasdaq SmallCap Market. Prior to the initial public offering, no public market existed for our common stock. The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock as reported in the Nasdaq National Market (before September 12, 2002) or the Nasdaq SmallCap Market (both on and after September 12, 2002) for the periods indicated. In addition, we effected a 1 for 10 reverse stock split of our common stock on June 12, 2003, and the prices of our shares shown below for periods prior to June 12, 2003 have been adjusted to reflect what the price of our shares would have been had the reverse split been in effect at that time.

                                                              HIGH       LOW
                                                              ----       ---
For The Year Ended December 31, 2002:
  First Quarter..........................................   $  18.50  $   8.70
  Second Quarter.........................................   $  10.00  $   5.30
  Third Quarter..........................................   $   8.20  $   4.20
  Fourth Quarter.........................................   $   7.20  $   3.00
For The Year Ended December 31, 2003:
  First Quarter..........................................   $   6.70  $   1.50
  Second Quarter.........................................   $   6.10  $   2.00
  Third Quarter..........................................   $   6.24  $   3.05
  Fourth Quarter.........................................   $   6.45  $   3.54

    We had 146 stockholders of record as of February 29, 2004, including several holders who are nominees for an undetermined number of beneficial owners. The closing sale price of our common stock as reported on the Nasdaq SmallCap Market on March 15, 2004 was $3.79.

    DIVIDEND POLICY. We have never paid dividends on our common stock or preferred stock. We currently intend to retain any future earnings to fund the development of our business. Therefore, we do not currently anticipate declaring or paying dividends in the foreseeable future. In addition, our line of credit agreement prohibits us from paying dividends.

    RECENT SALES OF UNREGISTERED SECURITIES. On December 1, 2003, we issued 300,000 shares of our common stock at a price of $3.73 per share for an aggregate sale price of $1,119,000, and warrants to purchase up to 60,000 shares of our common stock at an exercise price of $4.48 per share to certain purchasers. Security Research Associates, Inc. served as placement agent for the transaction, and received a placement fee of 5% of the gross proceeds of the private placement and a warrant to purchase up to 30,000 shares of our common stock at an exercise price of $4.48 per share. The warrants expire on the earlier of December 1, 2008 or the closing of a merger, acquisition or sale of substantially all of the assets of Persistence. In issuing these securities, we relied upon Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003 and 2002, are derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included in this annual report on Form 10-K.

                                                                         YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------
                                                             2003       2002       2001      2000      1999
                                                           ---------  ---------  --------- ---------  -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  License............................................      $   4,560  $   9,061  $ 10,561  $  17,684  $ 10,890
  Service............................................          4,738      5,525     8,810      7,593     3,553
                                                           ---------- ---------- --------- ---------- ---------
          Total revenues.............................          9,298     14,586    19,371     25,277    14,443
Loss from operations.................................         (2,694)    (5,451)  (15,391)   (17,857)  (12,165)
Net loss.............................................      $  (2,706) $  (5,440) $(15,132) $ (16,726) $(11,306)
                                                           ========== ========== ========= ========== =========
Basic and diluted net loss per share(1)..............      $   (1.11) $   (2.65) $  (7.60) $   (8.65) $  (8.64)
                                                           ========== ========== ========= ========== =========
Shares used in basic and diluted net loss per share
calculation..........................................          2,432      2,053     1,992      1,933     1,309
                                                           ========== ========== ========= ========== =========

                                                                           AS OF DECEMBER 31,
                                                           --------------------------------------------------
                                                             2003       2002       2001       2000      1999
                                                           --------   --------   --------   --------  -------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.......   $  5,680   $  8,903   $  7,411   $ 19,490  $ 29,652
Working capital.........................................      2,946      4,942      6,783     17,289    29,582
Total assets............................................      7,627     11,100     13,755     33,641    39,092
Long-term obligations...................................        102        784        421        932       354
Total stockholders' equity..............................      3,035      4,711      7,944     22,556    32,018


----------

(1) Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented, since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of our net losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Persistence provides data access and caching infrastructure software specifically designed to eliminate data access bottlenecks such as redundant or inefficient database queries that cause poor application performance. Persistence's technology may simplify and optimize access to complex enterprise data for custom applications. Persistence's products provide a "data services" layer that sits between relational databases such as Oracle and DB2 and application servers. This data services layer provides integrated object-to-relational mapping, caching, and cache synchronization with automated cache management. Persistence products may support cross-platform deployment of high-performance, custom applications written in Java, C++ or C#, including those built for BEA WebLogic, IBM WebSphere or Microsoft .NET.

THE CURRENT ECONOMIC ENVIRONMENT

    The economic climate in which we operate has been difficult over the last three years, and capital spending has decreased dramatically. This has had a pronounced effect on our ability to generate new license fees, as IT budgets have been frozen and large capital expenditures like those required to purchase some of our products have been quite limited. Additionally, competition for these more limited sales opportunities has increased, and we have seen intense price competition both for new licenses and for support services. While we believe our installed base continues to represent a solid recurring revenue opportunity, we cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results. We have undertaken a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate. Some of the measures taken include workforce reductions.

SIGNIFICANT FINANCIAL EVENTS IN 2003

    In 2003, our revenues declined to $9.3 million from $14.6 million in 2002, largely due to the continued downturn in IT spending combined with the fact that our target customers are those data- and transaction-intensive companies that are either building a new project or rearchitecting their current system in order to improve their data management performance. We believe that deferrals of these large IT projects affected our license revenues in 2003. In 2003, our operating expenses (G&A, sales and marketing and research and development) declined to $10.3 million from $17.0 million in 2002, largely through reductions in force and turnover (39 employees at December 31, 2003 vs. 68 employees at December 31, 2002) and more focused engineering and sales and marketing efforts. In June 2003 we implemented a 1 for 10 reverse stock split in order to come into compliance with Nasdaq listing requirements. In December 2003 we completed a private placement of shares and warrants in which we raised an aggregate of $1.1 million.

REVENUES

    Our revenues, which consist of software license revenues and service revenues, totaled $9.3 million in 2003, $14.6 million in 2002 and, $19.4 million in 2001. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. Service revenues consist of professional services consulting, customer support and training. Our two major products, POWERTIER and EDGEXTEND, are based on a common technology platform for application data management. They differ mainly in that POWERTIER contains a proprietary, bundled application server, whereas EDGEXTEND is optimized to integrate with third party application servers, such as IBM's WebSphere and BEA's WebLogic application servers. We currently expect that sales of our older POWERTIER application server products will continue to contribute to our revenues, but that sales of our newer EDGEXTEND and DIRECTALERT products will contribute a growing percentage of our revenues over the next several quarters. Because a substantial portion of our revenues result from software license revenue from a limited number of customers, the identity of which change from quarter to quarter, in any given quarter the percentage contribution of POWERTIER, EDGEXTEND and DIRECTALERT to total license revenues varies, sometimes dramatically.

REVENUES FROM SALES OF PRODUCTS OUTSIDE THE UNITED STATES

    We market our software and services primarily through our direct sales organizations in the United States and the United Kingdom.

    Revenues from licenses and services to customers outside the United States were:

    YEAR ENDED DECEMBER 31,          REVENUES               % OF TOTAL REVENUES
    -----------------------          --------               -------------------
             2003                   $3.8 million                     40%
             2002                    4.8 million                     33
             2001                    7.4 million                     38

    Sales of our products to customers in Europe declined by 21% in 2003, from $4.6 million in 2002 to $3.6 million in 2003. Our future success will depend, in part, on our successful development of international markets for our products.

LIMITED NUMBER OF CUSTOMERS

Historically, we have received a substantial portion of our revenues from a limited number of customers.

Sales of products to our top five customers accounted for:

         YEAR ENDED DECEMBER 31,            % OF TOTAL REVENUES
         -----------------------            -------------------
                  2003                               46%
                  2002                               55
                  2001                               45

    In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues and these customers are likely to differ year to year.

    We have made staff reductions across all functional areas of our business in order to manage operating expenses and conserve cash in response to continued uncertainty in IT spending, which has affected our license revenue. We had 68 total employees as of December 31, 2002 and 39 as of December 31, 2003, representing a decrease of 43%. This decrease was due primarily to a workforce reduction during the third and fourth quarters to cut costs. We have incurred net losses in each year since 1996 and as of December 31, 2003, had an accumulated deficit of $64.1 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, intangible assets, income taxes, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    REVENUE RECOGNITION. We recognize revenues in accordance with the American Institute of Certified Public Accounts' Statement of Position 97-2, "Software Revenue Recognition," as amended. Future implementation guidance relating to these standards or any future standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings.

    Our revenue recognition policy is significant because our revenue is the key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions. We follow specific and detailed guidelines in measuring and recognizing revenue. We recognize license revenues upon shipment of the software if collection of the resulting receivable is probable, an agreement has been executed, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Undelivered elements in these arrangements typically consist of services. For sales made through distributors, revenue is recognized upon shipment. Distributors have no right of return. Royalty revenues are recognized when the software or services has been delivered, collection is reasonably assured and the fees are determinable. We recognize revenues from customer training, support and professional services as the services are performed. We generally recognize support revenues ratably over the term of the support contract. If support or professional services are included in an arrangement that includes a license agreement, amounts related to support or professional services are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price at which such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority to make such decision. While more infrequent, arrangements that require significant modification or customization of software are recognized under the completion of contract method.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS. A significant portion of our receivables are concentrated with a small number of customers. Our bad debt policy requires that we maintain a specific allowance for certain doubtful accounts and a general allowance for the majority of the non-specifically reserved accounts. These allowances provide for estimated losses resulting from the inability of our customers to make required payments. We analyze such factors as historical bad debt experience, customer payment patterns and current economic trends. This analysis requires significant judgment. If the financial condition of our customers were to deteriorate further, additional allowances would generally be required resulting in future losses that are not included in our allowances for doubtful accounts at December 31, 2003.

    PURCHASED TECHNOLOGY AND INTANGIBLES. Our business acquisitions typically resulted in goodwill and other intangible assets. The determination of the recoverability of such intangible assets requires management to make estimates and assumptions about fair value that affect our consolidated financial statements and operating results. Accordingly in 2002, we took an impairment charge of $160,000. In 2001, we took an impairment charge of $2.0 million.

    STOCK COMPENSATION. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no accounting recognition is given to employee stock options granted with an exercise price equal to fair market value of the underlying stock on the grant date. Upon exercise, the net proceeds and any related tax benefit are credited to stockholders' equity. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results of using the alternative of Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, is included in Note 1 of the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data for the three years ended December 31, 2003 expressed as a percentage of total revenues:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                      2003         2002          2001
                                                                                  -----------  -----------   -----------
 Revenues:
   License....................................................................            49%          62%           55%
   Service....................................................................            51           38            45
                                                                                  -----------  -----------   -----------
       Total revenues.........................................................           100%         100%          100%
                                                                                  -----------  -----------   -----------

 Cost of revenues:
   License....................................................................             1%           2%            0%
   Service....................................................................            17           19            21
                                                                                  -----------  -----------   -----------
       Total cost of revenues.................................................            18%          21%           21%
                                                                                  -----------  -----------   -----------

 Gross profit.................................................................            82%          79%           79%

 Operating expenses:
   Sales and marketing........................................................            55%          59%           74%
   Research and development...................................................            32           28            29
   General and administrative.................................................            26           24            28
   Purchased intangibles......................................................            (2)           5            19
   Restructuring costs........................................................            --           --             9
                                                                                  -----------  -----------   -----------
       Total operating expenses...............................................           111%         116%          159%
                                                                                  -----------  -----------   -----------
 Loss from operations.........................................................           (29)         (37)          (80)
 Interest income..............................................................             1            1             2
 Interest and other expense...................................................            (1)          (1)           (0)
                                                                                  -----------  -----------   -----------
 Loss before income taxes.....................................................           (29)         (37)          (78)
 Income taxes.................................................................            (0)          (0)           (0)
                                                                                  -----------  -----------   -----------
 Net loss.....................................................................           (29)%        (37)%         (78)%


YEARS ENDED DECEMBER 31, 2003,  2002 AND 2001

   REVENUES
($ IN THOUSANDS)
                                                                  % CHANGE                     % CHANGE
                                                                  --------                     --------
                                                         2003     2002 - 2003        2002      2001 - 2002        2001
                                                     ------------ -----------    ------------  ------------   -----------
Revenues:
  License.........................................        $4,560      (50)%       $    9,061       (14)%         $10,561
  Service.........................................         4,738      (14)             5,525       (37)            8,810
                                                          -------                 -----------                  ----------
    Total Revenues................................         9,298      (36)            14,586       (25)           19,371
                                                          -------                 -----------                  ----------

    License revenues comprised 49% of total revenues in 2003, and service revenues comprised 51% of total revenues for 2003. Our total revenues declined by 36% in 2003 as compared to 2002 and by 25% in 2002 as compared to 2001. For 2003, sales to Citigroup Global Markets accounted for 21% of total revenues, and sales to our top five customers accounted for 46% of total revenues. For 2002, sales to Cablevision accounted for 26% of total revenues, sales to Citigroup Global Markets accounted for 13% of total revenues, and sales to our top five customers accounted for 55% of total revenues. For 2001, sales to Citigroup Global Markets accounted for 15% of total revenues, sales to Cablevision accounted for 11% of total revenues, and sales to our top five customers accounted for 45% of total revenues.

    LICENSE REVENUES. License revenues generally are priced based on the number of users or central processing units deploying our software. License revenues declined by 50% to $4.6 million in 2003 as compared to $9.1 million in 2002 and by 14% in 2002 from $10.6 million in 2001. License revenues represented 49% of total revenues for 2003, 62% of total revenues for 2002 and 55% of total revenues in 2001. The decrease in software license revenues was primarily due the fact that our target customers are those data- and transaction-intensive companies that are either building a new project or contemplating a rearchitecture of their current system in order improve their data management performance. We believe that continued industry-wide downturn in spending on IT infrastructure products has caused many of these target customers to delay these large IT projects, which affected our license revenues in 2003. Given the continuing spending starting to pick up, reduced level of information technology spending, license revenues may continue to decline over the next several quarters.

    SERVICE REVENUES. Service revenues consist of professional services consulting, customer support and training. Our service revenues declined by 14% to $4.7 million in 2003, $5.5 million in 2002 and by 37% in 2002 from $8.8 million in 2001. The decrease in service revenues was primarily due to lower revenues from technical support contracts and a reduced level of consulting services performed. Service revenues represented 51% of total revenues for 2003, 38% of total revenues for 2002 and 45% for 2001.

    INTERNATIONAL REVENUES. International revenues were $3.8 million for 2003 and $4.8 million for 2002, representing a decrease of 21%. The decrease in international revenues from 2002 to 2003 was primarily attributable to unfavorable global economic conditions. International revenues declined by 35% in 2002 from $7.4 million in 2001. The decrease in international revenues from 2001 to 2002 was primarily attributable to a general downturn in local economic conditions in Asia, which in turn contributed to our decision to close our sales office in Asia.

    COST OF REVENUES

                                                                % CHANGE                     % CHANGE
                                                                --------                     --------
                                                       2003     2002 - 2003        2002      2001 - 2002        2001
                                                   ------------ -----------    ------------  ------------   ------------
License............................................   $     90         (69)      $    286          1,943        $     14
Service............................................      1,625         (41)         2,740            (31)          3,973
                                                      ---------                  ---------                      ---------
  Total cost of revenues...........................      1,715         (43)         3,026            (24)          3,987
                                                      ---------                  ---------                      ---------

Gross profit.......................................   $  7,583         (34)%     $  11,560           (25)%      $ 15,384

    COST OF LICENSE REVENUES. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs and the amortization of third party software embedded in our software for 2003. Our cost of license revenues was $90,000 for 2003, $286,000 for 2002 and $14,000 for 2001. Cost of
license revenues was higher in 2002 due to payment of an aggregate of $274,000 in royalties to Isocra, Ltd. and Sun Microsystems because we sold more software that required payment of royalties. Cost of license revenues as a percentage of license revenues may vary between periods due to royalty charges from third party software vendors.

    COST OF SERVICE REVENUES. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services, technical support and training. Our cost of service revenues declined by 41% to $1.6 million for 2003 from $2.7 million in 2002 and by 31% in 2002 from $4.0 million in 2001. This decrease in 2003 from 2002 was primarily due to a $941,000 reduction in staffing and personnel related costs and a $119,000 reduction in costs associated with our use of external consultants. The decrease in 2002 from 2001 was primarily due to a $1.1 million reduction in our use of external consultants in 2002 as a result of the decline in both our technical support and consulting service contracts. As a percentage of service revenues, cost of service revenues was 34% for 2003, 50% for 2002 and 45% for 2001. Cost of service revenues as a percentage of service revenues may vary between periods due to our use of consultants.


    OPERATING EXPENSES

                                                                % CHANGE                    % CHANGE
                                                                --------                    --------
                                                       2003     2002 - 2003        2002     2001 - 2002        2001
                                                   ------------ -----------    ------------ ------------    -----------
Sales and marketing..............................  $   5,124           (41)%    $   8,676            (40)%  $  14,371
Research and development.........................      2,959           (28)         4,108            (26)       5,578
General and administrative.......................      2,419           (30)         3,459            (37)       5,519
Purchased intangibles............................       (225)         (129)           768            (79)       3,634
Restructuring costs..............................         --            --             --           (100)       1,673
                                                   ----------       -------     ----------                  ----------
  Total operating expenses.......................  $  10,277           (40)     $  17,011            (45)   $  30,775
                                                   ----------       -------     ----------                  ----------

    SALES AND MARKETING. Sales and marketing expenses consist of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. Our sales and marketing expenses declined by 41% to $5.1 million for 2003 as compared to $8.7 million in 2002 and by 40% in 2002 from $14.4 million in 2001. The decrease in 2003 from 2002 was primarily due to a $2.4 million reduction in staffing and personnel related costs, a decrease of $714,000 in commissions expensed due to lower revenues as compared to 2002, and a $396,000 reduction in marketing and promotional expenses. The decrease in 2002 from 2001 was primarily due to a reduction in staffing and personnel related costs of $3.0 million, a $1.8 million reduction in commissions expensed based on lower sales revenues and a reduction in office space and rent which lowered expenses by $256,000. Sales and marketing expenses represented 55% of total revenues for 2003, 59% of total revenues for 2002 and 74% of total revenues for 2001. We are presently targeting that 2004 sales and marketing expense levels will be lower than comparable 2003 expense levels because as of December 2003 we had 13 sales and marketing employees as compared to an average of 22 such employees during 2003.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist of salaries and benefits for software developers, technical managers and quality assurance personnel as well as payments to external software consultants. Our research and development expenses declined by 28% to $3.0 million in 2003 as compared to $4.1 million in 2002 and by 26% in 2002 from $5.6 million in 2001. The decrease in 2003 from 2002 was primarily due to a $1.0 million reduction in staffing and personnel related costs. The decrease in 2002 from 2001 was primarily related to a reduction in both employees and external contract staff, which resulted in a $1.3 million reduction in expenses. Research and development expenses represented 32% of total revenues for 2003, 28% of total revenues for 2002 and 29% of total revenues in 2001. We are presently targeting that 2004 research and development expense levels will be lower than comparable 2003 expense levels because as of December 2003 we had 17 research and development employees as compared to an average of 22 such employees during 2003.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with our status as a public company. Our general and administrative expenses declined by 30% in 2003 to $2.4 million from $3.5 million in 2002, and by 37% in 2002 from $5.5 million in 2001. The decrease in 2003 from 2002 was primarily due to $398,000 reduction in bad debt expenses and a $243,000 reduction in staffing and personnel related costs. The decrease in 2002 from 2001 was primarily due to $625,000 reduction in legal fees and $598,000 reduction in bad debt expenses. General and administrative expenses represented 26% of total revenues for 2003, 24% of total revenues for 2002 and 28% of total revenues for 2001. We are presently targeting that 2004 general and administrative expense levels will be lower than comparable 2003 expense levels because as of December 2003 we had 9 general and administrative employees as compared to an average of 11 such employees during 2003.

    PURCHASED INTANGIBLES. Purchased intangibles expenses were ($225,000) for 2003, $768,000 for 2002 and $3.6 million for 2001. In December 2003, we determined that we would not need to pay a previously accrued expense of $225,000 related to purchased technology and accordingly it was reversed. There was no amortization of purchased intangibles for 2003 as such costs, which were $64,000, are now classified as a cost of license revenues. In 2002, write-offs of purchased intangibles were $160,000. In 2001, write-offs of intangibles and goodwill were $2.0 million. The write-offs pertained to both software purchased from third parties and goodwill from companies that had been acquired. These assets were deemed to have become impaired due to various factors including the availability of alternative software solutions and the product transition from our older POWERTIER application server product to our newer EDGEXTEND data services product.

    RESTRUCTURING COSTS. Restructuring costs consist of expenses associated with a reduction in employee headcount and the closure of field offices. In 2003 and 2002, no restructuring costs were incurred. We restructured several functions during 2001, which resulted in a one-time charge of $1.7 million. The majority of this charge was related to severance and other employee related benefit costs.

    INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense) consists of earnings on our cash, cash equivalents, offset by interest expense related to obligations under capital leases and other equipment related borrowings and other expenses. Interest and other income (expense) was $5,000 for 2003, $45,000 for 2002 and $325,000 for 2001. The decrease in income was primarily due to a reduction in interest income yielded from our lower cash balances.

    STOCK-BASED COMPENSATION. Some options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value of the stock price for accounting purposes was greater than the fair market value of the stock as determined by the Board of Directors on the date of grant or issuance. We had no deferred stock compensation associated with equity transactions as of December 31, 2003 and $31,000 as of December 31, 2002, net of amortization. Deferred stock compensation was amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $31,000 in 2003, $88,000 in 2002 and $245,000 in 2001.

    PROVISION FOR INCOME TAXES. Since inception, we have incurred net operating losses for federal and state tax purposes and have not recognized any tax provision or benefit.

    As of December 31, 2003, we had $60.0 million of federal and $13.1 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards expire through 2022, while the state net operating loss carryforwards expire through 2013. As of December 31, 2002, we had $55.9 million of federal and $8.6 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards expire through 2022, while the state net operating loss carryforwards expire through 2012. The net operating loss carryforwards for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of state net operating loss carryforwards can be utilized to offset future state taxable income and because state net operating loss carryforwards generated in earlier years have already expired. The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in situations where changes occur in the stock ownership of a company. If we should be acquired or otherwise have an ownership change, as defined in the Tax Reform Act of 1986, our utilization of these carryforwards could be restricted.

    As of December 31, 2003, the Company also had research and development tax credit carryforwards of $1.8 million and $1.4 million available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2023, while the state credit carryforward has no expiration. As of December 31, 2002, we had research and development tax credit carryforwards of $1.7 million and $1.6 million available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2022, while the state credit carryforward has no expiration.

    We have placed a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of these assets. If and when we determine that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statement of operations data for each of the twelve quarters in the three-year period ended December 31, 2003. This financial data is also expressed as a percentage of our total revenues for the periods indicated. This data has been derived from our unaudited consolidated financial statements, which have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have been in the past, and may be in the future, subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

                                                          QUARTER ENDED
                           ---------------------------------------------------------------------------------
                           MAR. 31,  JUN. 30,   SEP. 30,  DEC. 31,  MAR. 31,   JUN. 30,   SEP. 30,  DEC. 31,
                             2002      2002       2002      2002      2003        2003      2003      2003
                           --------  --------   --------  --------  --------   --------   --------  --------
                                   (UNAUDITED, IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Revenues:
 License................   $   833   $ 4,104    $ 2,825   $ 1,299   $ 1,294    $ 1,656    $   722   $   888
 Service................     1,328     1,626      1,319     1,252     1,229      1,220      1,084     1,205
                           --------  --------   --------  --------  --------   --------   --------  --------
   Total revenues.......     2,161     5,730      4,144     2,551     2,523      2,876      1,806     2,093
                           --------  --------   --------  --------  --------   --------   --------  --------
Cost of revenues:
 License................        27        75         75       109        39         22         25         4
 Service................       768       759        691       522       477        459        395       294
                           --------  --------   --------  --------  --------   --------   --------  --------
   Total cost of revenues      795       834        766       631       516        481        420       298
                           --------  --------   --------  --------  --------   --------   --------  --------
Gross profit............     1,366     4,896      3,378     1,920     2,007      2,395      1,386     1,795
                           --------  --------   --------  --------  --------   --------   --------  --------
Operating expenses:
 Sales and marketing....     2,434     2,586      1,848     1,807     1,531      1,545      1,228       820
 Research and development    1,118     1,038      1,040       912       849        803        732       575
 General and
  administrative........       927       919        798       815       643        657        631       488
 Purchased intangibles..       212       142        126       289        --         --         --      (225)
                           --------  --------   --------  --------  --------   --------   --------  --------
   Total operating
    expenses............     4,691     4,685      3,812     3,823     3,023      3,005      2,591     1,658
                           --------  --------   --------  --------  --------   --------   --------  --------
Income (loss) from
operations..............    (3,325)      211       (434)   (1,903)   (1,016)      (610)    (1,205)      137
Interest income.........        35        21         20        18        19         16          8         7
Interest and other expense     (12)      (14)       (27)        4       (11)       (11)       (12)      (11)
                           --------  --------   --------  --------  --------   --------   --------  --------
Income/(Loss) before
income taxes............    (3,302)      218       (441)   (1,881)   (1,008)      (605)    (1,209)      133
Income taxes............        (7)       (3)        (8)      (16)       --        (19)        (4)        6
                           --------  --------   --------  --------  --------   --------   --------  --------
Net income (loss).......   $(3,309)  $   215    $  (449)  $(1,897)  $(1,008)   $  (624)   $(1,213)  $   139
                           ========  ========   ========  ========  ========   ========   ========  ========
Shares used in calculating
 basic net income (loss)
 per share                   2,009     2,015      2,020     2,168     2,403      2,406      2,409     2,507
                           ========  ========   ========  ========  ========   ========   ========  ========
Shares used in
calculating diluted
 net income (loss) per
 share..................     2,009     2,049      2,020     2,168     2,403      2,406      2,409     2,533
                           ========  ========   ========  ========  ========   ========   ========  ========
Basic net income (loss)
per share                  $ (1.65)  $  0.11    $ (0.22)  $ (0.88)  $ (0.42)   $ (0.26)   $ (0.50)  $  0.06
                           ========  ========   ========  ========  ========   ========   ========  ========
Diluted net income (loss)
per share...............   $ (1.65)  $  0.10    $ (0.22)  $ (0.88)  $ (0.42)   $ (0.26)   $ (0.50)  $  0.05
                           ========  ========   ========  ========  ========   ========   ========  ========
AS A PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 License................      38.5%     71.6%      68.2%     50.9%     51.3%      57.6%      40.0%     42.4%
 Service................      61.5      28.4       31.8      49.1      48.7       42.4       60.0      57.6
                           --------  --------   --------  --------  --------   --------   --------  --------
   Total revenues.......     100.0%    100.0%     100.0%    100.0%    100.0%     100.0%     100.0%    100.0%
                           --------  --------   --------  --------  --------   --------   --------  --------
Cost of revenues:
 License................       1.2       1.3        1.8       4.3       1.5        0.8        1.4       0.2
 Service................      35.5      13.2       16.7      20.5      18.9       16.0       21.9      14.0
                           --------  --------   --------  --------  --------   --------   --------  --------
   Total cost of revenues     36.7      14.5       18.5      24.8      20.4       16.8       23.3      14.2
                           --------  --------   --------  --------  --------   --------   --------  --------
Gross margin............      63.3      85.5       81.5      75.2      79.6       83.2       76.7      85.8
                           --------  --------   --------  --------  --------   --------   --------  --------
Operating expenses:
 Sales and marketing....     112.6      45.1       44.6      70.8      60.7       53.7       68.0      39.2
 Research and development     51.7      18.1       25.1      35.8      33.7       27.9       40.5      27.5
 General and
  administrative........      42.9      16.0       19.3      31.9      25.5       22.8       34.9      23.3
 Purchased intangibles..       9.8       2.5        3.0      11.3      --         --         --       (10.8)
                           --------  --------   --------  --------  --------   --------   --------  --------
   Total operating
    expenses............     217.0      81.7       92.0     149.8     119.9      104.4      143.4      79.2
                           --------  --------   --------  --------  --------   --------   --------  --------
Income (loss) from
operations..............    (153.7)      3.8      (10.5)    (74.6)    (40.3)     (21.2)     (66.7)      6.6
Interest income.........       1.6       0.4        0.5       0.7       0.8        0.6        0.4       0.3
Interest and other expense    (0.6)     (0.2)      (0.7)      0.2      (0.4)      (0.4)      (0.7)     (0.5)
                           --------  --------   --------  --------  --------   --------   --------  --------
Income/(loss) before
income taxes............    (152.7)      4.0      (10.7)    (73.7)    (39.9)     (21.0)     (67.0)      6.4
Income taxes............      (0.3)     (0.1)      (0.2)     (0.6)    --          (0.7)      (0.2)      0.3
                           --------  --------   --------  --------  --------   --------   --------  --------
Net income (loss).......    (153.0)%     3.9%     (10.9)%   (74.3)%   (39.9)%    (21.7)%    (67.2)%     6.7%
                           ========= ========   ========= ========= =========  =========  ========= ========

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2003, we had $5.7 million of cash and cash equivalents as compared to $8.9 million as of December 31, 2002.

    Net cash used in operating activities was $3.9 million in 2003, as compared to a net cash provided from operating activities of $113,000 in 2002. The main reasons for the increase in net cash used in operating activities in 2003 was our continued net operating losses during 2003.

    Net cash used in investing activities was not significant in 2003.

    Net cash provided by financing activities was $660,000 in 2003, which consisted of $1.0 million in proceeds primarily from our private placement of stock and warrants, offset by $345,000 in loan and capital lease repayments.

    Net cash provided by operating activities was $113,000 in 2002, while net cash used in operating activities was $11.6 million in 2001. This increase in provision of net cash from operating activities was mainly driven by an improvement in our net loss position.

    Net cash used in investing activities was $325,000 in 2002, mainly as the result of the purchase of property and equipment and acquisitions of technology, while net cash provided by investing activities was $5.4 million in 2001, mainly from the sale of short-term investments.

    Net cash provided by financing activities was $1.7 million in 2002, which consisted of $2.0 million in proceeds primarily from our private placement of stock and warrants offset by $329,000 in loan repayments. This compares to net cash provided by financing activities of $500,000 in 2001.

    We have a revolving credit facility with Comerica Bank of up to $1.5 million which is available through April 30, 2004 under which no borrowings were outstanding as of December 31, 2003. We also have a $149,000 equipment term loan, under which $59,000 was outstanding as of December 31, 2003. This facility is an 18 month term loan with principal payments of $8,229 per month beginning on February 1, 2003 plus interest at the bank's base rate plus 1% per annum. As of December 31, 2003 we were not in compliance with our debt covenants, and the bank waived this non-compliance for the fourth quarter of 2003. On February 18, 2004 we revised our covenant structure with the bank. The new covenants require us, among other things, to maintain certain working capital and profitability covenants. We expect to meet these covenants if we are able to achieve our target revenues. Borrowings under the facility are collateralized by substantially all of our assets.

    Currently we have no material commitments for capital expenditures nor do we anticipate a material increase in capital expenditures and lease commitments.

    We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least December 31, 2004, provided that we meet our targets with respect to revenues and accounts receivable collections.

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


CONTRACTUAL OBLIGATIONS

                                                   Payments Due by Period
                                                   ----------------------

                                                           Less than 1
       Contractual Obligations              Total              Year           1-3 Years
----------------------------------          -----        --------------       ---------
                                                         (in thousands)
Lines of Credit                            $    --          $      --          $    --
Equipment term loan                             59                 59               --
Long term debt                                 279                270                9
Capital leases                                  19                  8               11
Operating leases                               726                664               62
                                           -------          ---------          -------

    Total contractual obligations          $ 1,083          $   1,001          $    82
                                           =======          =========          =======

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard was not material to our financial statements as we did not carry any goodwill or intangible assets.

    In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair market value. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on our consolidated financial statements.

    In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING FOR DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. The adoption of this standard did not have an impact on our consolidated financial statements.

    In November 2002, the EITF reached a consensus on Issue No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES, or EITF 00-21. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

    In 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities, and several revisions (collectively FIN 46). These statements address consolidation of variable interest entities and we do not expect the adoption to have an effect on our consolidated financial statements. In December 2003 the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. The adoption of SAB No. 104 did not have an effect on our consolidated financial statements.

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

WE MAY NOT ACHIEVE OUR SALES TARGETS.

    Our target customers are those data- and transaction-intensive companies that are either building a new project or re-architecting their current system in order improve their data management performance. Thus, anything that would cause these target customers to defer these projects, such as constrained budgets, will negatively affect our product sales. In addition, our ability to achieve our sales targets are affected by:

    o the timing and magnitude of capital expenditures by our customers and prospective customers;

    o our need to achieve market acceptance for our new product introductions, including EDGEXTEND and DIRECTALERT;

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

    Since inception, we have generally had negative cash flow from operations. To date, we have financed our business primarily through sales of common stock and convertible preferred stock and not through cash generated by our operations. We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least December 31, 2004 provided that we meet our targets with respect to revenues and accounts receivable collections.

    If we experience difficulties in achieving our revenue and accounts receivable targets, or cash and cash equivalents may not be sufficient to meet our anticipated cash needs. Accordingly, our operating plans could be restricted and our business could be harmed. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business could be jeopardized.

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

                                      % OF TOTAL REVENUES              IDENTITY AND % OF TOTAL REVENUES
        PERIOD                        OF TOP 2 CUSTOMERS                     OF TOP 5 CUSTOMERS
        ------                        ------------------                     ------------------
Year ended December 31, 2003                  46%                  Citigroup Global Markets............21%
                                                                   Adobe Systems.........................9

Year ended December 31, 2002                  55                   Cablevision..........................26
                                                                   Citigroup Global Markets.............13

Year ended December 31, 2001                  45                   Citigroup Global Markets.............15
                                                                   Cablevision..........................11

    If we lose a significant customer, or fail to increase product sales to an existing customer as planned, we may not be able to replace the lost revenues with sales to other customers. In addition, because our marketing strategy is to concentrate on selling products to industry leaders, any loss of a customer could harm our reputation within the industry and make it harder for us to sell our products to other companies in that industry. The loss of, or a reduction in sales to, one or more significant customers would likely result in a decrease in our revenues. In addition, because a substantial portion of our revenues result from product sales to a limited number of customers, the identity of which change from quarter to quarter, in any given quarter the percentage contribution of POWERTIER, EDGEXTEND and DIRECTALERT to total license revenues varies, sometimes dramatically.

DECLINES IN SALES REVENUE MAY RESTRICT OUR GROWTH AND HARM OUR BUSINESS AND OUR ABILITY TO ACHIEVE OUR FINANCIAL OBJECTIVES.

    We have experienced substantial sales declines beginning in 2001. In 2001 our revenues declined from the previous year by 23%, in 2002 our revenues declined by 25% and in 2003 our revenues declined by 36%. We believe a substantial portion of the decline in sales of our products is due to the general downturn in information technology spending by our prospective customers. Our target customers are those data- and transaction-intensive companies that are either building a new project or re-architecting their current system in order improve their data management performance. Thus, anything that would cause these target customers to defer these projects, such as constrained budgets, will negatively affect our product sales. Our declining sales may also negatively affect our reputation with the investment community, which may lead to a decline in our stock price and may also discourage investors from purchasing our stock.

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

    Our EDGEXTEND for WebSphere product was released in March 2002, our EDGEXTEND for WebLogic product was released in August 2002, our EDGEXTEND for ..NET product was released in October 2002 and our EDGEXTEND for Linux was released in March 2003. Any delays in releasing future enhancements to these products or new products on a generally available basis may materially effect our future revenues.

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO MAINTAIN AND TRAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

    We must maintain a strong direct sales team to generate revenues. In the last several years, we have experienced significant turnover in our sales team. Typically, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force and we may not be able to hire enough qualified individuals in the future. In addition, in connection with our workforce reductions in the third and fourth quarters of 2003, we reduced our sales and marketing staff from 22 employees at the beginning of 2003 to 13 employees as of December 31, 2003. As a result of our employee turnover and headcount reductions, we may not meet our sales goals.

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

    In the POWERTIER market, our competitors include both publicly and privately-held enterprises, including BEA Systems (WebLogic), IBM (WebSphere), Oracle (OAS) and Sun Microsystems (Sun ONE Application Server). Many customers may not be willing to purchase our POWERTIER products because they have already invested heavily in databases and other enterprise software components offered by these competing companies. Many of these competitors have pre-existing customer relationships, longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and larger installed bases of customers than we do.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Approximately 40% of our total revenues came from sales of products and services outside of the United States for the three months ended December 31, 2003. Approximately 33% of our total revenues came from sales of products and services outside of the United States for the year ended December 31, 2002 and approximately 38% of our total revenues came from sales of products and services outside of the United States for the year ended December 31, 2001. We expect international revenues to continue to represent a significant portion of our total revenues. To date, almost all of our international revenues have resulted from our direct sales efforts. In international markets, however, we expect that we will depend more heavily on third party distributors to sell our products in the future. The success of our international strategy will depend on our ability to develop and maintain productive relationships with these third parties. The failure to develop key international markets for our products could cause a reduction in our revenues. Additional risks related to our international expansion and operation include:

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, and unregistered shares to be registered in the future, the market price of our common stock could fall. As of February 29, 2004, we had approximately 2,713,918 shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradable. Shares held by affiliates are tradable, subject to volume and other restrictions of Rule 144. These sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities.

IF OUR STOCKHOLDERS' EQUITY FALLS BELOW $2.5 MILLION, OUR STOCK COULD BE DELISTED FROM NASDAQ SMALLCAP MARKET.

    Our stockholders' equity as of December 31, 2003 was $3.0 million, which is in excess of the $2.5 million minimum stockholders' equity requirement for listing on the Nasdaq SmallCap Market. However, if we do not achieve our target revenues, we may incur additional net losses, which would result in a decrease in our stockholders' equity. If our stockholders' equity falls below $2.5 million, our stock could be subject to delisting by Nasdaq, in which case our stock would trade on the OTC "bulletin board." Delisting of our stock from the Nasdaq SmallCap Market could reduce the liquidity in the market for our stock and negatively impact our reputation and consequently our business.

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

    We were in default of the tangible net worth covenant in our loan agreement with Comerica Bank at December 31, 2003, and the bank waived this non compliance for the fourth quarter of 2003. This covenant required that we maintain defined tangible net worth. We have not been able to comply with the covenants of our line of credit with Comerica Bank in the past, and we may not be able to be in compliance with our financial covenants in our loan agreement with the bank in the future if we fail to meet our revenue targets or continue to have net losses. On February 18, 2004, we revised our covenant structure with the bank. This new structure requires us, among other things, to maintain certain working capital and profitability covenants. We expect to meet these covenants if we are able to achieve our target revenues. Borrowings under the facility are collateralized by substantially all of our assets. If we violate any covenant in our agreements with Comerica Bank, the bank may declare us in default of our obligations and could, among other things, refuse to advance us any additional funds under the line of credit, accelerate our repayment obligations under all our facilities, and exercise all of its other rights as a creditor under our facilities, including the sale of our assets, including our intellectual property.

THE ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW COULD DISCOURAGE A TAKEOVER THAT CERTAIN OF OUR STOCKHOLDERS MAY CONSIDER DESIRABLE.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    INTEREST RATE SENSITIVITY. Our operating results are sensitive to changes in the general level of U.S. interest rates. If market interest rates had changed by ten percent in 2003, our operating results would not have changed materially. As of December 31, 2003, most of our cash equivalents were invested in money market accounts and, thus, the principal values are not susceptible to changes in short-term interest rates.

    FOREIGN CURRENCY FLUCTUATIONS. We have certain operating transactions in foreign currencies, and maintain balances that are due or payable in foreign currencies at December 31, 2003. We estimate that a hypothetical ten percent change in foreign currency rates in 2003 would not have impacted our financial results of operations materially. We do not hedge any of our foreign currency exposure.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 15(a) of Part IV of this Annual Report on Form 10-K for an index to the consolidated financial statements and supplementary data that are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

    (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer) as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file, or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

    (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

    Internal control over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our chief executive officer and chief financial officer referenced above.

                                    PART III

ITEMS 10, 11 AND 12.

    The Company's Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2003, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Items 10 and 11 of Part III, except for the information with respect to the Company's executive officers, which is included in "Item 1. Business -- Executive Officers of the Registrant".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this item is incorporated by reference to the section of our proxy statement entitled "Principal Accounting Fees and Services."

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this annual report:

      (1) FINANCIAL STATEMENTS AND INDEPENDENT AUDITOR'S REPORT (pages F-1 through F-18):

           Audited Consolidated Financial Statements:

                Independent Auditors' Report

                Consolidated Balance Sheets at December 31, 2003 and 2002

                Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

                Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2003,
                2002 and 2001

                Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

                Notes to Consolidated Financial Statements

      (2) FINANCIAL STATEMENT SCHEDULE (pages S-1 through S-3)

           Audited Consolidated Financial Statement Schedule:

                Independent Auditors' Report

                Schedule II -- Consolidated Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(3)   EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

(b) Reports on Form 8-K. Two reports on Form 8-K were filed on October 17, 2003 and December 9, 2003 during the quarter ended December 31, 2003 reporting matters under Item 5 (Other Events), and Item 7 (Financial Statements Pro Forma Financial Information and Exhibits).

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------                                      -----------
   3.2 (1)           Amended and Restated Certificate of Incorporation of
                     Persistence.
   3.4 (7)           Amended and Restated Bylaws of Persistence, as amended on
                     February 12, 2003.
   4.1 (1)           Specimen Stock Certificate.
   4.2 (2)           Common Stock Warrant, Warrant No. W-CS1, dated June 28,
                     2001, issued to RCG Capital Markets Group, Inc.
   4.3 (8)           Common Stock Warrant, Warrant No W-CS-2, dated October 18,
                     2002, issued to RTX Securities Corporation.
  10.1 (1)           Form of Common Stock Purchase Agreement between Persistence and each of Christopher T. Keene and Derek P. Henninger.
  10.2 (1)           Fifth Amended and Restated Investor Rights Agreement dated
                     February 19, 1999 among Persistence and certain investors.
  10.5 (1)           1994 Stock Purchase Plan (as amended) and Form of Common
                     Stock Purchase Agreement.
  10.6 (7)           1997 Stock Plan (as amended) and Forms of Stock Option
                     Agreement and Common Stock Purchase Agreement.
  10.7 (7)           1999 Employee Stock Purchase Plan and Form of Subscription
                     Agreement.
  10.8 (7)           1999 Directors' Stock Option Plan and Form of Option
                     Agreement.
  10.9 (1)           Lease dated June 12, 1991 between Persistence and Great
                     American Bank (as amended).
  10.10 (1)+         Settlement and License Agreement dated March 23, 1998
                     between Persistence and Sun Microsystems, Inc.
  10.11 (1)          Form of Indemnification Agreement between Persistence and
                     officers and directors.
  10.12 (2)          Registration Rights Agreement dated as of June 28, 2001
                     between Persistence and RCG Capital Markets Group, Inc.
  10.13 (3)          Amended and Restated Loan Agreement between Persistence and
                     Comerica Bank dated March 6, 2002.
  10.14 (3)          Lease Amendment dated February 5, 2002 between Persistence and Cornerstone Properties I, LLC.
  10.15 (3)          Form of Change of Control Agreement between Persistence and each of Keith Zaky and Ed Murrer.
  10.16 (4)          First Amendment to Loan and Security Agreement between
                     Persistence and Comerica Bank dated May 6, 2002.
  10.17 (5)          Second Amendment to the Restated Loan and Security
                     Agreement between Persistence and Comerica Bank dated
                     July 3, 2002.
  10.18 (5)          Third Amendment to the Restated Loan and Security Agreement
                     between Persistence and Comerica Bank dated July 17, 2002.
  10.19 (6)          Common Stock Purchase Agreement dated as of November 26,
                     2002 by and between Persistence Software, Inc. nd Needham
                     Capital Partners III, L.P., Needham Capital Partners IIIA,
                     L.P. and Needham Capital Partners III (Bermuda), L.P.
  10.20(6)           Registration Rights Agreement dated as of November 26,
                     2002 by and between Persistence Software, Inc. and Needham
                     Capital Partners III, L.P., Needham Capital Partners IIIA,
                     L.P. and Needham Capital Partners III (Bermuda), L.P.
  10.21 (6)          Voting Agreement dated as of November 26, 2002 by and
                     between Persistence Software, Inc., Christopher T.
                     Keene and Needham Capital  Partners III, L.P., Needham
                     Capital Partners IIIA, L.P. and Needham Capital
                     Partners III (Bermuda), L.P.
  10.22 (6)          Form of Common Stock Warrant dated as of November 26, 2002 issued to Needham Capital Partners III, L.P., Needham
                     Capital Partners IIIA, L.P. and Needham Capital Partners
                     III (Bermuda), L.P.
  10.23 (7)          Fourth Amendment to the Restated Loan and Security
                     Agreement between Persistence and Comerica Bank dated
                     November 15, 2002.

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------                                      -----------

  10.23a (8)         Registration Rights Agreement dated as of October 18, 2002 between Persistence and RTX Securities Corporation.
  10.24 (7)          Amended and Restated Loan Agreement between Persistence and
                     Comerica Bank dated March 20, 2003.
  10.25 (9)          Amendment No. 1 to Amended and Restated Loan and Security
                     Agreement between Persistence Software, Inc. and Comerica
                     Bank.
  10.26 (10)         Common Stock Purchase Agreement dated as of November 25,
                     2003 by and among Persistence Software, Inc. and certain
                     investors.
  10.27 (10)         Registration Rights Agreement dated as of December 1, 2003 by and among Persistence Software, Inc. and certain
                     investors.
  10.28 (10)         Form of Common Stock Warrant dated as of December 1, 2003
                     issued to certain investors.
  10.29 (10)         Form of Common Stock Warrant dated as of December 1, 2003
                     issued to Security Research Associates, Inc.
                     Amendment No. 2 to Amended and Restated Loan and Security
  10.30              Agreement between Persistence Software, Inc. and Comerica
                     Bank.
  21.1 (1)           List of Subsidiaries.
  23.1               Independent Auditors' Consent.
  24.1               Power of Attorney (see page 37).
  31.1               Certificate of Chief Executive Officer, pursuant to Rule
                     13a-14(a).
  31.2               Certificate of Chief Financial Officer, pursuant to Rule
                     13a-14(a).
  32.1               Certificate of Chief Executive Officer, pursuant to
                     18U.S.C. Section 1350.
  32.2               Certificate of Chief Financial Officer, pursuant to
                     18U.S.C. Section 1350.

----------

(1) Incorporated herein by reference to our Registration Statement on Form S-1 (Commission File No. 333-76867).

(2) Incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3) Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.

(4) Incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5) Incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(6) Incorporated herein by reference to our Current Report on Form 8-K filed on November 27, 2002.

(7) Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(8) Incorporated herein by reference to our Registration Statement on Form S-3 (Commission File No. 333-104878).

(9) Incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10) Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on December 9, 2003.

+ Certain information in this Exhibit has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PERSISTENCE SOFTWARE, INC.

                           By:               /s/ CHRISTOPHER T. KEENE
                               -------------------------------------------------
                                               Christopher T. Keene
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER
                                           (Principal Executive Officer)

                           By:                    /s/ BRIAN TOBIN
                               -------------------------------------------------
                                                    Brian Tobin
                                          ACTING CHIEF FINANCIAL OFFICER
                                   (Principal Financial and Accounting Officer)

Date: March 29, 2004

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher T. Keene and Brian Tobin, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

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


                SIGNATURE                                         TITLE                              DATE
                ---------                                         -----                              ----

         /s/ CHRISTOPHER T. KEENE                 Chairman of the Board and Chief Executive      March 29, 2004
-----------------------------------------           Officer (Principal Executive Officer)
           Christopher T. Keene


              /s/ BRIAN TOBIN                     Acting Chief Financial Officer (Principal      March 29, 2004
-----------------------------------------             Financial and Accounting Officer)
                Brian Tobin


         /s/ LAWRENCE OWEN BROWN                                   Director                      March 29, 2004
-----------------------------------------
            Lawrence Owen Brown


           /s/ THOMAS SHANAHAN                                     Director                      March 29, 2004
-----------------------------------------
              Thomas Shanahan


            /s/ SANJAY VASWANI                                     Director                      March 29, 2004
-----------------------------------------
              Sanjay Vaswani

                   PERSISTENCE SOFTWARE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report.............................................    F-2
Consolidated Balance Sheets at December 31, 2003 and 2002................    F-3
Consolidated Statements of Operations for the years ended
    December 31, 2003, 2002 and 2001.....................................    F-4
Consolidated  Statements of Changes in Stockholders' Equity and
    Comprehensive Loss for the years ended December 31, 2003,
    2002 and 2001........................................................    F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 2003, 2002 and 2001.....................................    F-6
Notes to Consolidated Financial Statements...............................    F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Persistence Software, Inc.:

    We have audited the accompanying consolidated balance sheets of Persistence Software, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
March 29, 2004

                                               PERSISTENCE SOFTWARE, INC.

                                               CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                         ASSETS
                                                                                                       DECEMBER 31,
                                                                                                -------------------------
                                                                                                    2003          2002
                                                                                                -----------   -----------
Current assets:
  Cash and cash equivalents.................................................................    $    5,680    $    8,903
  Accounts receivable, net of allowances of $74 and $220, respectively......................         1,498         1,252
  Prepaid expenses and other current assets.................................................           258           392
                                                                                                -----------   -----------
       Total current assets.................................................................         7,436        10,547
Property and equipment, net.................................................................            95           375
Purchased intangibles, net of amortization of $848 and $785, respectively...................            59           123
Other assets................................................................................            37            55
                                                                                                -----------   -----------
       Total assets.........................................................................    $    7,627    $   11,100
                                                                                                ===========   ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................    $      329    $      325
  Accrued compensation and related benefits.................................................           338           722
  Other accrued liabilities.................................................................           924         1,188
  Deferred revenues, net of long-term portion...............................................         2,565         2,529
  Current portion of long-term obligations..................................................           334           841
                                                                                                -----------   -----------
       Total current liabilities............................................................         4,490         5,605
Long-term liabilities
  Long-term portion of deferred revenues....................................................            84           691
  Long-term obligations.....................................................................            18            93
                                                                                                -----------   -----------
       Total long-term liabilities..........................................................           102           784
                                                                                                -----------   -----------
       Total liabilities....................................................................         4,592         6,389
                                                                                                -----------   -----------
Commitments (Note 5)
Stockholders' equity:
  Preferred stock, $0.001 par value; authorized-- 5,000,000 shares; designated and
   outstanding--none........................................................................            --            --
  Common  stock, $0.001  par value; authorized -- 75,000,000 shares; outstanding -- 2003,
   2,710,617 shares; 2002, 2,398,994 shares.................................................        67,112        66,103
  Deferred stock compensation...............................................................            --           (31)
  Accumulated deficit.......................................................................       (64,076)      (61,370)
  Accumulated other comprehensive income....................................................            (1)            9
                                                                                                -----------   -----------
       Total stockholders' equity...........................................................         3,035         4,711
                                                                                                -----------   -----------
       Total liabilities and stockholders' equity...........................................    $    7,627    $   11,100
                                                                                                ===========   ===========


                                     See notes to consolidated financial statements.


                                               PERSISTENCE SOFTWARE, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                      2003         2002          2001
                                                                                  -----------  -----------   --------
Revenues:
  License.....................................................................    $    4,560   $    9,061    $   10,561
  Service.....................................................................         4,738        5,525         8,810
                                                                                  -----------  -----------   -----------
       Total revenues.........................................................         9,298       14,586        19,371
                                                                                  -----------  -----------   -----------
Cost of revenues:
  License.....................................................................            90          286            14
  Service.....................................................................         1,625        2,740         3,973
                                                                                  -----------  -----------   -----------
       Total cost of revenues.................................................         1,715        3,026         3,987
                                                                                  -----------  -----------   -----------
Gross profit..................................................................         7,583       11,560        15,384
Operating expenses:
  Sales and marketing.........................................................         5,124        8,676        14,371
  Research and development....................................................         2,959        4,108         5,578
  General and administrative..................................................         2,419        3,459         5,519
  Purchased intangibles.......................................................          (225)         768         3,634
  Restructuring costs.........................................................            --           --         1,673
                                                                                  -----------  -----------   -----------
       Total operating expenses...............................................        10,277       17,011        30,775
                                                                                  -----------  -----------   -----------
Loss from operations..........................................................        (2,694)      (5,451)      (15,391)
Interest income...............................................................            50           94           394
Interest and other expense....................................................           (45)         (49)          (69)
                                                                                  -----------  -----------   -----------
Loss before income taxes......................................................        (2,689)      (5,406)      (15,066)
Income taxes..................................................................           (17)         (34)          (66)
                                                                                  -----------  -----------   -----------
Net loss......................................................................    $   (2,706)  $   (5,440)   $  (15,132)
                                                                                  ===========  ===========   ===========
Basic and diluted loss per share..............................................    $    (1.11)  $    (2.65)   $    (7.60)
                                                                                  ===========  ===========   ===========
Shares used in calculating basic and diluted net income/(loss) per share......         2,432        2,053         1,992
                                                                                  ===========  ===========   ===========


                                     See notes to consolidated financial statements.


                                                    PERSISTENCE SOFTWARE, INC.

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      NOTES                ACCUMULATED
                                     COMMON STOCK       DEFERRED    RECEIVABLE                OTHER                    TOTAL
                                 --------------------    STOCK        FROM     ACCUMULATED COMPREHENSIVE           COMPREHENSIVE
                                   SHARES     AMOUNT  COMPENSATION STOCKHOLDERS  DEFICIT  (LOSS)/INCOME     TOTAL      LOSS
                                 ---------- ---------  ------------ ------------- -------  -------------  --------- ------------
Balances, January 1, 2001....    1,987,870  $ 63,994   $   (592)    $   (94)    $(40,798)   $    46      $ 22,556
Net loss.....................                                                    (15,132)                 (15,132) $ (15,132)
Cumulative translation
  adjustment.................                                                                   (35)          (35)       (35)
                                                                                                                   ----------
Comprehensive loss...........                                                                                      $ (15,167)
                                                                                                                   ==========
Issuance of common stock, net
  of repurchases.............       15,787       270                                                          270
Collection of notes receivable
  from stockholders..........                                            40                                    40
Issuance of stock warrants...                     53        (53)
Reversal of stock arrangements
  due to cancellations.......                   (281)       281
Amortization of deferred stock
  compensation...............                               245                                               245
                                 ---------- ---------  ---------    --------    ---------   --------     ---------
Balances, December 31, 2001..    2,003,657    64,036       (119)        (54)     (55,930)        11         7,944
Net loss.....................                                                     (5,440)                  (5,440) $  (5,440)
Cumulative translation
  adjustment.................                                                                    (2)           (2)        (2)
                                                                                                                   ----------
Comprehensive loss...........                                                                                      $  (5,442)
                                                                                                                   ==========
Issuance of common stock from
  employee stock option
  exercises and the employee
  stock purchase plan........       19,468        95                                                           95
Issuance of common stock and
  common stock warrants, in
  connection with a
  common stock purchase
  agreement..................      375,869     1,930                                                        1,930
Collection of notes receivable
  from stockholders..........                                            54                                    54
Issuance of stock options,
  non-employees..............                     42                                                           42
Amortization of deferred stock
  compensation...............                                88                                                88
                                 ---------- ---------  ---------    --------    ---------   --------     ---------
Balances, December 31, 2002      2,398,994    66,103        (31)         --      (61,370)         9         4,711

Cancellation of fractional
  shares.....................          (25)       --
Net loss.....................                                                     (2,706)                  (2,706) $  (2,706)
Cumulative translation
  adjustment.................                                                                   (10)          (10)       (10)
                                                                                                                   ----------
Comprehensive loss...........                                                                                      $  (2,716)
                                                                                                                   ==========
Issuance of common stock from
  employee stock option
  exercises and the employee
  stock purchase plan........       11,648        32                                                           32
Issuance of common stock and
  common stock warrants, in
  connection with a
  common stock purchase
  agreement..................      300,000       973                                                          973
Issuance of stock options,
  non-employees..............                      4                                                            4
Amortization of deferred stock
  compensation...............                                31                                                31
                                 ---------- ---------  ---------    --------    ---------   --------     ---------
Balances, December 31, 2003      2,710,617  $ 67,112   $     --     $    --     $(64,076)   $    (1)     $  3,035
                                 ========== =========  =========    ========    =========   ========     =========

                                         See notes to consolidated financial statements.


                                               PERSISTENCE SOFTWARE, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                  2003          2002         2001
                                                                              -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................................    $   (2,706)   $   (5,440)  $  (15,132)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization........................................           371         1,198        2,275
     Write-down of purchased intangibles..................................            --           160        1,988
     Release of obligation incurred to acquire purchased intangibles......          (225)           --           --
     Loss on sale of fixed assets.........................................            --            14          164
     Amortization of deferred stock compensation..........................            31            88          245
     Issuance of stock warrants and options to non-employees..............             4            42           --
     Reserve for loss on lease liability..................................            --            22           --
     Changes in operating assets and liabilities:
       Accounts receivable (net)..........................................          (246)        2,854        3,015
       Prepaid expenses and other current assets..........................           134           264          175
       Accounts payable...................................................             4          (745)        (587)
       Accrued compensation and related benefits..........................          (383)         (171)      (1,895)
       Other accrued liabilities and other long-term liabilities..........          (277)          731       (1,274)
       Deferred revenues..................................................          (571)        1,096         (558)
                                                                              -----------   -----------  -----------
          Net cash provided by (used in) operating activities.............        (3,864)          113      (11,584)
                                                                              -----------   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments............................            --            --        5,387
  Purchase of property and equipment......................................           (30)         (176)        (101)
  Proceeds from sale of property and equipment............................             3            --           93
  Acquisition of purchased intangibles....................................            --          (158)          --
  Deposits and other......................................................            18             9           48
                                                                              -----------   -----------  -----------
          Net cash provided by (used) in investing activities.............            (9)         (325)       5,427
                                                                              -----------   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock, net of repurchases and issuance costs.............         1,005         2,025          270
  Collection of notes receivable from stockholders........................            --            54           40
  Repayment of capital lease obligations..................................           (14)          (33)         (43)
  Repayment of obligations incurred to acquire purchased intangibles......            --          (160)        (470)
  Borrowing under loan agreement..........................................            --           149          122
  Repayment under loan agreements.........................................          (331)         (329)        (419)
                                                                              -----------   -----------  -----------
          Net cash provided by (used) in financing activities.............           660         1,706         (500)
                                                                              -----------   -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............           (10)           (2)         (35)
                                                                              -----------   -----------  -----------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease).................................................        (3,223)        1,492       (6,692)
  Beginning of year.......................................................         8,903         7,411       14,103
                                                                              -----------   -----------  -----------
  End of year.............................................................    $    5,680    $    8,903   $    7,411
                                                                              ===========   ===========  ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capital leases..............    $       --    $       18   $       --
                                                                              ===========   ===========  ===========
  Long-term obligations incurred to acquire purchased intangibles.........    $       --    $       --   $     (150)
                                                                              ===========   ===========  ===========
  Reversal of compensatory stock arrangements due to cancellations........    $       --    $       --   $      281
                                                                              ===========   ===========  ===========
  Compensatory stock arrangements.........................................    $       --    $       --   $      (53)
                                                                              ===========   ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --CASH
  PAID DURING THE YEAR FOR:
  Interest ...............................................................    $       29    $       44   $       68
                                                                              ===========   ===========  ===========
  Income taxes............................................................    $       17    $       34   $       66
                                                                              ===========   ===========  ===========

                                     See notes to consolidated financial statements.

                           PERSISTENCE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS -- Persistence Data Services products sit between existing databases - such as Oracle and D2 - and application servers such as BEA, WebLogic, IBM, WebSphere, and Microsoft .NET providing a "data bridge" between J2EE, .Net, Java and C++ applications. A data services layer is the code within a customer application that accesses and updates a database rapidly; in fact it is often termed "real-time" or zero latency. Business information is positioned for more efficient access for users, reducing network traffic resulting in improved application performance at a lower infrastructure cost.

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

    PURCHASED INTANGIBLES are stated at cost. Amortization is computed using the straight-line method over the estimated useful lives of two to three years. Purchased intangibles at December 31, 2003 were $59,000 net of amortization.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF -- The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. In fiscal 2002, the Company determined that certain intangible assets were impaired and recorded a write-down of $160,000. In fiscal 2001, the Company determined that certain intangible assets were impaired and recorded a write-down of $2.0 million. Refer to Note 2.

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


                                                                               YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                            2003        2002       2001
                                                                         ----------  ---------- ----------
Risk Free Interest.......................................................     1.93%       4.00%      5.00%
Expected Life after vesting (years)......................................     2.50        2.50       2.00
Expected Volatility......................................................      145%        147%       183%
Expected Dividend........................................................       $0          $0         $0

    The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards granted had been amortized to expense over the vesting period of the awards, pro forma net loss (net of amortization of deferred compensation expense already recorded for the years ended December 31, 2003, 2002 and 2001, as discussed above) would have been approximately as follows (in thousands, except for per share data):

                                                                             YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
Net loss applicable to common shareholders:                              2003         2002          2001
                                                                     -----------  -----------   -----------
As reported....................................................      $   (2,706)  $   (5,440)   $  (15,132)
Stock-based employee compensation expense included in reported
loss ..........................................................              31           88           245
Total stock-based employee compensation expense determined under
fair value based method for all awards.........................            (241)      (1,301)        3,785
                                                                     -----------  -----------   -----------
Pro forma net loss.............................................      $   (2,916)  $   (6,653)   $  (11,102)
                                                                     ===========  ===========   ===========


Basic and diluted net loss applicable to common shareholders per share:
As reported                                                          $    (1.11)  $    (2.65)   $    (7.60)
Pro forma                                                            $    (1.20)  $    (3.24)   $    (5.57)

    The pro-forma reduction in net loss for 2001 from the amount reported was due to the cancellation of unvested options that had higher original exercise prices than the repriced options granted later in the year. This issue is further discussed in the "stock option repricing" section of Note 6.

    The Company accounts for stock-based awards to consultants using the multiple option method as described by FASB Interpretation No. 28. Stock-based compensation expense is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option-pricing model until the options vest. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates.

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

    FINANCIAL INSTRUMENTS -- The Company's financial instruments include cash and cash equivalents and long-term debt. At December 31, 2003 and 2002, the fair value of these financial instruments approximated their financial statement carrying amounts, because the financial instruments are either short-term or reflect interest rates consistent with market rates.

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

    INDEMNIFICATION -- In its agreements with customers, the Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer. The Company also typically warrants that its maintenance services will be performed consistently with its maintenance policy in effect at the time those services are delivered. The Company believes its maintenance policy is consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these warranty provisions is minimal.

    The Company's customer agreements customarily provide for indemnification of customers for intellectual property infringement claims. Such agreements generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to product usage, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claim for such indemnifications is outstanding as of December 31, 2003. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

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

    The Company has incurred net losses each year since 1996 including losses of $2.7 million in 2003, $5.4 million in 2002 and $15.1 million in 2001. As of December 31, 2003, the Company had an accumulated deficit of $64.1 million. The Company believes its cash and cash equivalents of $5.7 million are sufficient to meet its cash needs for working capital and capital expenditures through at least December 31, 2004. If cash is insufficient to satisfy the Company's liquidity requirements, we will seek to raise additional financing.

    RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard was not material to the Company's financial statements as the Company did not have any goodwill or intangible assets at that date.

    A reconciliation of our previously reported net income per share to amounts for the exclusion of goodwill amortization follows.

                                                     Year Ended December 31,
                                                     -----------------------
                                              2003             2002              2001
                                         -----------       ----------       -----------
Net loss, as reported                    $   (2,706)       $  (5,440)       $  (15,132)

Less: Goodwill amortization                      --               --               487
                                         -----------       ----------       -----------

Adjusted net loss                        $   (2,706)       $  (5,440)       $  (14,645)
                                         ===========       ==========       ===========

Basic and diluted net loss
     per share, as reported              $    (1.11)       $   (2.65)       $    (7.60)

Less: Goodwill amortization                      --               --              0.25
                                         -----------       ----------       -----------

Adjusted basic and diluted
     net loss per share                  $    (1.11)       $   (2.65)       $    (7.35)
                                         ===========       ==========       ===========

    In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair market value. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on the Company's consolidated financial statements.

    In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING FOR DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

    In November 2002, the EITF reached a consensus on Issue No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES, or EITF 00-21. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's financial position or results of operations.

    In 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities, and several revisions (collectively FIN 46). These statements address consolidation of variable interest entities and the Company does not expect the adoption to have an effect on the Company's consolidated financial statements. In December 2003 the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The adoption of SAB No. 104 did not have an effect on the Company's consolidated financial statements.

2. ASSET WRITE-DOWNS AND EMPLOYEE TERMINATION COSTS

    During 2003, no impairment charges were incurred. During 2002, the Company recorded an impairment charge of $160,000 relating to the Company's evaluation of certain purchased intangible assets. During 2001, the Company recorded an impairment charge of $2.0 million relating to the Company's evaluation of certain purchased intangible assets. The write-offs pertained to both software purchased from third parties and goodwill from companies that had been acquired. These assets were deemed to have become impaired due to various factors including the availability of alternative software solutions and the product transition from POWERTIER application server to the EDGEXTEND data services product.

    During 2003 and 2002, no restructuring costs were incurred. During 2001, the Company adopted a plan to make organizational changes and reduce its work force. The Company recorded and paid $1.7 million in charges for employee severance and related operating expenses. This plan involved terminating 68 domestic employees, of which 35 were in sales and marketing, 25 were in research and development and 8 were in the general and administration functions. There were no accrued and unpaid severance costs at December 31, 2001.

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                                                   DECEMBER 31,
                                                                              ---------------------
                                                                                 2003        2002
                                                                              ----------  ----------
                                                                                  (IN THOUSANDS)
Equipment................................................................     $   1,792   $   3,306
Software.................................................................           638       1,119
Leasehold improvements...................................................            66         177
                                                                              ----------  ----------
                                                                                  2,496       4,602
Accumulated depreciation and amortization................................        (2,401)     (4,227)
                                                                              ----------  ----------
                                                                              $      95   $     375
                                                                              ==========  ==========


4. LONG-TERM OBLIGATIONS

    Long-term obligations consist of:

                                                                                      DECEMBER 31,
                                                                                ----------------------
                                                                                   2003        2002
                                                                                ----------  ----------
                                                                                  (IN THOUSANDS)
Equipment term loans........................................................    $      59   $     389
Capital lease obligations (see Note 5)......................................           14          28
Other long-term obligations.................................................          279         517
                                                                                ----------  ----------
                                                                                      352         934
Less current portion........................................................         (334)       (841)
                                                                                ----------  ----------
                                                                                $      18   $      93
                                                                                ==========  ==========

    Borrowings under the following facilities with a bank are collateralized by substantially all of the Company's assets.

    On March 20, 2003, the Company renewed its credit facilities with the bank for a revolving line of credit facility available through April 30, 2004 and as of December 31, 2003, the Company had no borrowings outstanding under the credit facility. Under this facility, any outstanding borrowings will bear interest at the bank's prime rate (4.00 % at December 31, 2003) plus 0.5%. As of December 31, 2003 the Company was not in compliance with debt covenants associated with the revolving line, and the bank waived this non-compliance for the fourth quarter of 2003.

    On February 18, 2004, the Company has renewed its credit facilities with a bank. Under the renewed facilities, the Company has a revolving line of credit facility of up to $1.5 million available through April 30, 2004. The bank's renewed credit facilities require the Company, among other things, to maintain certain working capital and profitability covenants. We expect to meet these covenants. Borrowings under the facility are collateralized by substantially all of the Company's assets.

    As of November 2003, the Company had paid in full $240,000 outstanding under its $655,000 equipment term loan with the bank which bore interest, at the bank's base rate (4.00% at December 31, 2003) plus 0.5% per annum.

    As of December 31, 2003, the Company had $59,000 outstanding under an equipment term loan for the maximum principal amount of $250,000. Under this facility borrowings outstanding on January 3, 2003 converted to an 18-month term loan with principal payments of $8,229 per month beginning on February 1, 2003 with interest at the bank's base rate plus 1% per annum.

    Other long-term obligations represent uncollateralized non-interest-bearing amounts payable for the acquisition of various purchased intangibles that are generally due within two years.

    As of December 31, 2003, annual maturities under the equipment financing facility, the existing equipment term loan, and the other long-term obligations are as follows (includes capital lease obligations):


FISCAL YEAR ENDING DECEMBER 31,                                                  (IN THOUSANDS)
-------------------------------                                                  --------------
  2004......................................................................        $    334
  2005......................................................................              16
  2006......................................................................               2
                                                                                    ---------
          Total.............................................................        $    352
                                                                                    =========

5. LEASE COMMITMENTS

    Equipment with a net book value of $14,000 and $28,000 at December 31, 2003 and 2002, respectively, (net of accumulated amortization of $94,000 and $80,000) has been leased under capital leases.

    The Company leases its principal facility under a noncancelable operating lease expiring on December 31, 2004. Rent expense for the Company's principal facility and remote offices was approximately $822,000, $1.1 million and $1.1 million in 2003, 2002 and 2001, respectively.

    Future minimum payments under the Company's leases at December 31, 2003 are:

                                                                         CAPITAL    OPERATING
                                                                         LEASES      LEASES
                                                                         ------      ------
                                                                            (IN THOUSANDS)
2004...............................................................           8          664
2005...............................................................           8           62
2006...............................................................           3           --
                                                                         -------    ---------
          Total....................................................          19     $    726
                                                                                    =========
Amount representing interest.......................................          (5)
                                                                         -------
Present value......................................................          14
Current portion....................................................          (5)
                                                                         -------
Long-term portion..................................................      $    9
                                                                         =======

    The Company has sublet a portion of its office space to sub-tenants. The future minimum lease payments due to the Company under these subleases is $115,000 at December 31, 2003 of which $62,000 is for the year ending December 31, 2004 and $53,000 is for the year ending December 31, 2005.

6. STOCKHOLDERS' EQUITY

    All share and per share amounts have been adjusted to reflect the 1-for-10 reverse stock split effected on June 12, 2003.

    1997 STOCK PLAN

    As of December 31, 2003, the Company has reserved 856,456 shares of common stock for issuance, at the discretion of the Board of Directors, to officers, directors, employees and consultants pursuant to its 1997 Stock Plan. This reserved amount was increased automatically on January 1, 2004 under the provisions of the Plan by 98,500 shares to 954,956 shares reserved. This excludes a maximum of 3,864 additional shares that may be transferred from the 1994 Stock Purchase Plan. The 1997 Stock Plan also provides for an automatic annual increase on the first day of 2003, 2004 and 2005 equal to the lesser of 98,500 shares, 4.94% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number as determined by the Board of Directors.

    Options granted under the 1997 Stock Plan generally vest over four years and expire ten years from the date of grant.

    STOCK OPTION REPRICING

    On May 9, 2001, the Company offered to exchange all outstanding options granted under the Company's 1997 Stock Plan that had an exercise price in excess of $10.00 per share and were held by option holders who were employees of the Company on the date of tender and through the grant date, for new options to purchase shares of the Company's common stock. This offer expired on June 7, 2001 and resulted in the cancellation of 215,503 unexercised options. Subject to the terms and conditions of the offer, the Company has granted new options under the 1997 Stock Plan to purchase shares of common stock in exchange for such tendered options no earlier than six months and one day after June 7, 2001. The exercise price per share of the new options is $12.30 which is equal to the fair market value of the underlying common stock on the date of grant, December 10, 2001, which was determined to be the last reported sale price of the common stock on the Nasdaq National Market on the grant date.

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

    Additional information with respect to options under the 1997 Stock Plan and the 1999 Directors' Stock Option Plan is as follows:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                        NUMBER OF   OPTION PRICE
                                                                                         OPTIONS      PER SHARE
                                                                                      ------------  -----------
Outstanding, January 1, 2001
  (102,843 exercisable at a weighted average exercise price of $98.50)............        388,876   $   120.63
  Granted (weighted average fair value of $13.60).................................        469,684        14.75
  Exercised.......................................................................        (19,209)        5.60
  Canceled........................................................................       (505,703)       94.26
                                                                                      ------------  -----------
Outstanding, December 31, 2001
  (104,145 exercisable at a weighted average exercise price of $35.05)............        333,648        18.15
  Granted (weighted average fair value of $6.21)..................................        100,900         7.01
  Exercised.......................................................................         (7,969)        6.30
  Canceled........................................................................        (61,063)       26.97
                                                                                      ------------  -----------
Outstanding, December 31, 2002
  (157,762 exercisable at a weighted average exercise price of $20.94)............        365,516        13.83
  Granted (weighted average fair value of $3.09)..................................        250,100         3.31
  Exercised.......................................................................         (2,908)        2.48
  Canceled........................................................................       (224,728)       11.78
                                                                                      ------------  -----------
Outstanding, December 31, 2003                                                            387,980   $     8.32
                                                                                      ============  ===========

    Additional information regarding options outstanding as of December 31, 2003 is as follows:

                                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                        -----------------------------------------------  ---------------------
                                                      WEIGHTED AVERAGE                               WEIGHTED
                                                          REMAINING         WEIGHTED                  AVERAGE
                        RANGE OF           NUMBER        CONTRACTUAL         AVERAGE       NUMBER    EXERCISE
                     EXERCISE PRICES     OUTSTANDING    LIFE (YEARS)     EXERCISE PRICE  EXERCISABLE   PRICE
                    ------------------  ------------- -----------------  --------------  ----------- ---------
                    $ 2.30 to $ 2.50        78,657         9.11            $   2.41         8,088    $   2.40
                    $ 2.51 to $ 3.70         2,000         9.04            $   3.70         2,000    $   3.70
                    $ 3.71 to $ 4.11       108,750         9.96            $   4.11            --    $    --
                    $ 4.12 to $ 10.03       65,431         8.34            $   5.90        31,112    $   6.14
                    $10.04 to $ 11.30       14,550         7.73            $  10.88         9,450    $  10.70
                    $11.31 to $169.38      118,592         7.76            $  17.20       101,139    $  17.91
                                          --------         ----            --------       -------    --------
                                           387,980         8.76            $   8.32       151,789    $  14.04
                                          ========                                        ========

    1999 EMPLOYEE STOCK PURCHASE PLAN

    Under the Company's 1999 Employee Stock Purchase Plan (the "ESPP"), eligible employees may purchase common stock through payroll deductions, which may not exceed 20% of any employee's compensation, nor more than 250 shares in any one purchase period. A total of 143,175 shares of common stock has been reserved for issuance under the ESPP as of December 31, 2003. The ESPP allows for an automatic annual increase on the first day of 2003 and 2004 equal to the lesser of 25,000 shares or 1% of outstanding common stock on the last day of the immediately preceding fiscal year. During 2003, 8,740 shares were issued under the ESPP at a price of $2.81 per share resulting in aggregate proceeds of $25,000. During 2002, 11,498 shares were issued under the ESPP at prices ranging from $3.70 to $6.00 per share resulting in aggregate proceeds of $45,000. During 2001, 9,036 shares were issued under the ESPP at prices ranging from $4.10 to $32.90 per share resulting in aggregate proceeds of $178,000.

    DEFERRED STOCK COMPENSATION

    Some options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value of the stock price for accounting purposes was greater than the fair market value of the stock as determined by the Board of Directors on the date of grant or issuance. Deferred stock compensation has been amortized ratably over the vesting periods of these securities (generally four years). Amortization of deferred stock compensation for the years ended December 31, 2003, 2002 and 2001 was $31,000, $88,000, and $245,000 respectively. As of December 31, 2003, all amounts of deferred compensation had been expensed.

    ISSUANCE OF STOCK WARRANTS

    During 2003, the Company issued certain investors warrants for the purchase of 90,000 shares of common stock at an exercise price of $4.48 in connection with a common stock purchase agreement. Such warrants vested immediately. The Company recorded fair value of the warrants of $298,000 using the Black-Scholes pricing model using a risk free interest rate of 3.16%, contractual life of five years and volatility of 143%. The fair value of the warrant was recorded as part of the common stock offering costs.

    During 2002, the Company issued certain affiliated investors warrants for the purchase of 120,513 shares of common stock at an exercise price of $7.50 in connection with a common stock purchase agreement. Such warrants vested immediately. The Company recorded fair value of the warrants of $576,000 using the Black-Scholes pricing model using a risk free interest rate of 4.8%, contractual life of five years and volatility of 135%. The fair value of the warrant was recorded as part of the common stock offering costs.

7. NET LOSS PER SHARE

    The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except for per share data):

                                                                             YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                         2003         2002          2001
                                                                     -----------  -----------   -----------
Net loss (numerator), basic and diluted........................      $   (2,706)  $   (5,440)   $  (15,132)
Shares (denominator):
  Weighted average common shares outstanding...................           2,432        2,053         1,994
  Weighted average common shares outstanding subject
     to repurchase.............................................              --           --            (2)
                                                                     -----------  -----------   -----------
  Shares used in computation, basic and diluted................           2,432        2,053         1,992
                                                                     ===========  ===========   ===========
Net loss per share, basic and diluted..........................      $    (1.11)  $    (2.65)   $    (7.60)
                                                                     ===========  ===========   ===========

    For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following:

                                                                              DECEMBER 31,
                                                               --------------------------------------------
                                                                    2003           2002           2001
                                                               -------------- -------------- --------------
Outstanding options........................................          387,980        365,516        333,648
Warrants...................................................          223,513        133,513          8,000
                                                               -------------- -------------- --------------
          Total............................................          611,493        499,029        341,648
                                                               ============== ============== ==============
Weighted average exercise price of options.................    $        8.32  $       13.83  $       18.15
                                                               ============== ============== ==============
Weighted average exercise price of warrants................    $        6.14  $        7.25  $        5.70
                                                               ============== ============== ==============

8. INCOME TAXES

    The Company's deferred income tax assets are comprised of the following at December 31 (in thousands):

                                                                                2003         2002
                                                                            ---------    ---------
Net deferred tax assets:
  Net operating loss carryforwards.....................................     $ 21,738     $ 20,330
  Accruals deductible in different periods.............................           93          595
  General business credits.............................................        2,652        3,593
  Depreciation and amortization........................................        2,587        3,308
                                                                            ---------    ---------
                                                                              27,070       27,826
  Valuation allowance..................................................      (27,070)     (27,826)
                                                                            ---------    ---------
          Total........................................................     $     --     $     --
                                                                            =========    =========

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, as of December 31, 2003 and 2002, the Company has fully reserved its net deferred tax assets of approximately $27.1 million and $27.8 million, respectively.

    The Company's effective rate differs from the expected benefit at the federal statutory tax rate at December 31 as follows:


                                                                      2003       2002       2001
                                                                   ---------  ---------  ---------
Federal statutory tax rate.....................................     (35.0)%    (35.0)%    (35.0)%
State taxes, net of federal benefit............................      (6.0)      (6.0)      (6.0)
Stock compensation expense.....................................        --         --         --
Other..........................................................       0.2        0.3        0.1
Valuation allowance............................................      40.8       40.7       40.9
                                                                   ------     ------     ------
Effective tax rate.............................................       --%        --%        --%
                                                                   ======     ======     ======

    Substantially all of the Company's loss from operations for all periods presented is generated from domestic operations.

    At December 31, 2003, the Company has net operating loss (NOL) carryforwards of approximately $60.0 million and $13.1 million for federal and state income tax purposes, respectively. The federal NOL carryforwards expire through 2023, while the state NOL carryforwards expire through 2013. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because research and development expenditures have been capitalized, only a specified percentage of losses can be utilized to offset future state taxable income and state net operating loss carry forwards generated in earlier years have expired.

    At December 31, 2003, the Company also has research and development credit carryforwards of approximately $1.8 million and $1.4 million available to offset future federal and state income taxes, respectively. The federal credit carryforwards expire through 2023 while state credit carryforwards have no expiration.

    The extent to which the loss and credit carryforwards can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

9. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

    The Company operates in one reportable segment: the development and marketing of transactional application server software products.

    The Company markets its products in the United States and internationally through its sales personnel and independent sales representatives. The Company's geographic data is as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------
                                       2003                       2002                      2001
                             ------------------------  ------------------------- -------------------------
                                           LONG-LIVED                LONG-LIVED                 LONG-LIVED
                              REVENUES(1)    ASSETS     REVENUES(1)    ASSETS     REVENUES(1)     ASSETS
                              -----------    ------     -----------    ------     -----------     ------
                                                            (IN THOUSANDS)
United States............      $  5,545     $   191      $  9,764     $   538      $ 11,989      $ 1,526
Europe...................         3,608          --         4,550          14         5,505           54
Rest of the world........           145          --           272           1         1,877            2
                               --------     -------      --------     -------      --------      -------
                               $  9,298     $   191      $ 14,586     $   553      $ 19,371      $ 1,582
                               ========     =======      ========     =======      ========      =======

----------

(1) Revenues are broken out geographically by the ship-to location of the customer.

    SIGNIFICANT CUSTOMERS

    During 2003, one customer accounted for 21% of the Company's total revenues. During 2002, one customer accounted for 26% of the Company's total revenues and another customer accounted for 13% of the Company's total revenues. During 2001, one customer accounted for 15% of the Company's total revenues and another customer accounted for 11% of the Company's total revenues.

    At December 31, 2003, two customers accounted for 36% of accounts receivable. At December 31, 2002, two customers accounted for 25% of accounts receivable.

10. EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. Company contributions are discretionary; no such Company contributions have been made since inception of this plan.

                           PERSISTENCE SOFTWARE, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
  Independent Auditors' Report...........................................   S-2
  Schedule II-- Consolidated Schedule of Valuation and Qualifying Accounts
    for the years ended December 31, 2003, 2002 and 2001.................   S-3

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Persistence Software, Inc.:

    We have audited the consolidated financial statements of Persistence Software, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 29, 2004. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

San Jose, California
March 29, 2004



                                                       SCHEDULE II

                                               PERSISTENCE SOFTWARE, INC.
                               CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                       BALANCE AT
                                 (IN THOUSANDS)         BEGINNING   CHARGED TO COST   DEDUCTIONS/  BALANCE AT
                                                         OF YEAR     AND EXPENSES     WRITE-OFFS   END OF YEAR
                                                         -------     ------------     ----------   -----------
Year ended December 31, 2001 Allowance for
  doubtful accounts...............................     $    1,228     $      951      $   (2,027) $      152
                                                       ===========    ===========     =========== ===========
Year ended December 31, 2002 Allowance for
  doubtful accounts...............................     $      152     $      353      $     (285) $      220
                                                       ===========    ===========     =========== ===========
Year ended December 31, 2003 Allowance for
  doubtful accounts ..............................     $      220     $      (45)(a)  $     (101) $       74
                                                       ===========    ===========     =========== ===========

(a) The reduction of expense is due to the collection of accounts receivable reserved as doubtful accounts in prior periods.
