Form 10-K/A
period 2003-12-31
PERSISTENCE SOFTWARE INC
filed 2004-04-29
CIK 1084400

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                 ---------------
(MARK ONE)

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

================================================================================

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of Persistence Software, Inc. (the "Company" or "Persistence") filed on March 30, 2004 with the Securities and Exchange Commission (the "SEC") is filed solely for the purposes of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its proxy statement within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating in their entirety Item 10,11,12,13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 30, 2004 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     The information required by this item with respect to the Company's executive officers is included in "Item 1. Business -- Executive Officers of the Registrant" in the Form 10-K for the year ended December 31, 2003 originally filed on March 30, 2004, and is incorporated herein by reference.

DIRECTORS

     The name, age and position of the Company's Directors are as follows:

NAME                                 AGE          POSITION WITH THE COMPANY       DIRECTOR SINCE       CLASS
----                                 ---          -------------------------       --------------       -----
Lawrence Owen Brown (2, 3)........   62                    Director                  Jan. 2003           I
Christopher T. Keene..............   43       Chief Executive Officer, Secretary     June 1991          III
                                                         and Director
Thomas P. Shanahan (1, 2, 3)......   57                    Director                  Nov. 2002          III
James F. Sutter (1)...............   67                    Director                  Apr. 2003          II
Sanjay Vaswani (1)................   43                    Director                  Oct. 2000          II

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating Committee.

    LAWRENCE OWEN BROWN has served as a director since January 2003. Since 1989, Mr. Brown has served as a management consultant with his own firm, Owen Brown Enterprises, Ltd. and as Chairman of Migration Software Systems, Ltd., a software engineering services company, where he also served as Chief Executive Officer from 1989 to 1997. From 1995 to 2001, Mr. Brown served as a managing partner at Technology Strategies and Alliances, an investment banking firm. Mr. Brown's additional experience includes: President and Chief Executive Officer of Synthesis Software Solutions, Inc., a software company, from 1988 to 1989; Vice President of Xerox Corporation, a business equipment company, from 1986 to 1988; President and Chief Executive Officer of Parallel Computers, Inc., a minicomputer hardware company, from 1984 to 1985, and President and Chief Operating Officer of Sun Microsystems, a networking hardware and software company, during its start-up phase from 1983 to 1984. Mr. Brown holds a B.S.M.E. degree from Auburn University and an M.B.A. degree from the University of Chicago.

    CHRISTOPHER KEENE co-founded the Company and has served as Chief Executive Officer and a director since June 1991. From June 1991 to April 1999, Mr. Keene also served as President. Before founding the Company, Mr. Keene was a Manager at McKinsey & Company, a management consulting firm, from July 1987 to June 1991. Mr. Keene holds a B.S. degree in Mathematical Sciences with honors from Stanford University and an M.B.A. degree from The Wharton School at the University of Pennsylvania.

    THOMAS P. SHANAHAN has served as a director since November 2002. Since 2002, Mr. Shanahan has served as a General Partner for Needham Capital Partners in Menlo Park, California. Prior to Needham Capital Partners, Mr. Shanahan served as Co-founder, Chief Financial Officer and Director for Agile Software Corporation, a provider of supply chain management software, from 1997 to 2001. From 1992 to 1997, he served as Chief Financial Officer for several companies including Digital Generation Systems, Inc, a digital distribution services company, and Sherpa Corporation, a product data management software company. Mr. Shanahan holds an M.B.A. from Harvard University and a B.A. from Stanford University. He currently is a member of the boards of directors for two privately held enterprise software companies: Kanisa, Inc. and diCarta, Inc.

    JAMES F. SUTTER has served as a director since April 2003. Since 1997, Mr. Sutter has served as a management consultant with Peer Consulting Group, specializing in information technology, where he has acted as a Chief Information Officer advisor to The Dow Chemical Company, a chemical company, and E&J Gallo Winery, a producer of wines and distilled spirits, and has also consulted for various companies, including Hughes Electronics Corporation, a telecommunications company, Intellisys Group, a developer of integrated audio-visual media systems (acquired by MCSi), and Teradyne, a manufacturer of automatic test equipment and interconnection systems. From 1983 to 1997, Mr. Sutter served as Vice President, Chief Information Officer and General Manager for Rockwell International, an aerospace and electronics manufacturer. Mr. Sutter holds an M.B.A. from Marquette University and a B.Sc. from the University of Notre Dame. He currently is a member of the boards of directors for two privately held companies: Entcomm, Inc., an enterprise software company, and Trinus Corporation, an information technology consulting company.

    SANJAY VASWANI has served as a director since October 2000. Since 1990, Mr. Vaswani has been a partner at Center For Corporate Innovation (CCI), where he co-leads CCI's Chief Executive Officer summits. From 1987 to 1990, Mr. Vaswani was an associate at McKinsey & Company, a management consulting firm. From 1981 to 1985, Mr. Vaswani was employed by Intel Corporation, a semiconductor manufacturer, where he concentrated on finance and strategic planning. Mr. Vaswani holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania, and a B.B.A., summa cum laude, from the University of Texas at Austin.

    There are no family relationships among any of the directors or executive officers of the Company.

    The Board has determined that Mr. Shanahan qualifies as an "audit committee financial expert" as defined by the rules of the Securities and Exchange Commission.

DIRECTOR NOMINATION

    CRITERIA FOR BOARD MEMBERSHIP. In selecting candidates for appointment or re-election to the Board, the nominating committee (the "Nominating Committee") considers the appropriate balance of experience, skills and characteristics required of the Board of Directors, and seeks to insure that at least a majority of the directors are independent under the rules of the Nasdaq Stock Market, that members of the Company's audit committee meet the financial literacy and sophistication requirements under the rules of the Nasdaq Stock Market and at least one of them qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission. Nominees for director are selected on the basis of their depth and breadth of experience, integrity, ability to make independent analytical inquiries, understanding of the Company's business environment, and willingness to devote adequate time to Board duties.

    STOCKHOLDER NOMINEES. The Nominating Committee will consider written proposals from stockholders for nominees for director. Any such nominations should be submitted to the Nominating Committee c/o the Secretary of the Company and should include the following information: (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of the Company's Common Stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of the nominee, and should be submitted in the time frame described in the Bylaws of the Company.

    PROCESS FOR IDENTIFYING AND EVALUATING NOMINEES. The Nominating Committee believes the Company is well-served by its current directors. In the ordinary course, absent special circumstances or a material change in the criteria for

Board membership, the Nominating Committee will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election, or if a vacancy on the Board occurs between annual stockholder meetings, the Nominating Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, senior management of the Company and, if the Nominating Committee deems appropriate, a third-party search firm. The Nominating Committee will evaluate each candidate's qualifications and check relevant references; in addition, such candidates will be interviewed by at least one member of the Nominating Committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Nominating Committee will evaluate which of the prospective candidates is qualified to serve as a director and whether the committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or presented for the approval of the stockholders, as appropriate.

    The Company has never received a proposal from a stockholder to nominate a director. Although the Nominating Committee has not adopted a formal policy with respect to stockholder nominees, the committee expects that the evaluation process for a stockholder nominee would be similar to the process outlined above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no reports were required, the Company believes that during the year ended December 31, 2003 all Reporting Persons complied with all applicable filing requirements.

CODE OF ETHICS

    Persistence has adopted a code of ethics that applies to all officers and employees, including its principal executive officer, principal financial officer and controller. This code of ethics is included as Exhibit 14.1 to the Annual Report and available upon request to Persistence Software, Inc., 1720 South Amphlett Boulevard, Third Floor, San Mateo, California, 94402, attention:
Secretary, telephone number (650) 372-3600.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation for the last three years earned for services rendered to the Company by (i) the Chief Executive Officer,
(ii) the Company's next three most highly compensated executive officers serving as of December 31, 2003 whose salary plus bonus exceeded $100,000 in 2003 and
(iii) two former executive officers who were among the most highly compensated in 2003, but resigned prior to December 31, 2004 (the "NAMED EXECUTIVE OFFICERS").

SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION
                                      FISCAL       SALARY         BONUS     UNDERLYING
  NAME AND PRINCIPAL POSITION          YEAR        ($) (1)         ($)      OPTIONS (#)
  ---------------------------      -----------     -------    -----------  --------------
  Christopher T. Keene ............    2003       $225,000           $0          20,000
     Chairman of the Board             2002        243,750(2)    14,400          10,000
     and Chief Executive Officer       2001        211,519(3)    25,000            --

  Christine Russell ...............    2003        141,796           --          5,000
     Former Chief Financial Officer    2002        165,750       10,560          5,000
                                       2001        166,077           --          14,000(4)

  Derek Henninger .................    2003        193,554           --         10,000
     Vice President of Worldwide       2002        165,750       10,800          5,000
        Field Operations               2001        166,077           --          5,000

  Vivek Singhal....................    2003        153,000           --         10,000
     Vice President Engineering        2002        165,750       10,320          5,000
                                       2001        150,500           --         45,202(5)

  Ed Murrer........................    2003        144,912           --          5,000
     Former Vice President of          2002        226,904       40,980          5,000
        Marketing                      2001        105,269       20,000         20,000

   ----------------
   (1) Includes income deferred under Company 401(k) plan.
   (2) Effective January 1, 2002, Mr. Keene's base salary was increased back to $250,000 on an annualized basis. On September 30, 2002, in connection with a Company-wide reduction in salaries, Mr. Keene's base salary was decreased by 10% to $225,000 on an annualized basis. As a result of the foregoing, Mr. Keene's base salary on an annualized basis for the year ended December 31, 2002 was $243,750.
   (3) On July 2, 2001, Mr. Keene's base salary was increased from $187,000 to $250,000, which represented a 33.7% increase. As of October 1, 2001, Mr. Keene's base salary was decreased by 10% to $225,000 on an annualized basis. As a result of this decrease, Mr. Keene's base salary on an annualized basis for the year ended December 31, 2001 was $211,519.
   (4) Includes options to purchase 3,500 shares of Common Stock which were cancelled in 2001 in connection with the Company's repricing of certain options outstanding under the 1997 Stock Plan.
   (5) This total includes 26,702 shares of Common Stock options that had been issued on December 10, 2001 in connection with an option cancellation and tender offering in June 2001.

OPTION GRANTS IN 2003

    The following table provides certain information with respect to stock options granted to the Named Executive Officers in the year ended December 31, 2003. In addition, as required by Securities and Exchange Commission rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term. No stock appreciation rights were granted by the Company.

                                              INDIVIDUAL GRANTS
                                  -------------------------------------------
                                                   PERCENT OF                                  POTENTIAL REALIZABLE
                                   NUMBER OF      TOTAL OPTIONS                                  VALUE AT ASSUMED
                                  SECURITIES         GRANTED                                   ANNUAL RATES OF STOCK
                                  UNDERLYING      TO EMPLOYEES      EXERCISE                    PRICE APPRECIATION
                                    OPTIONS         IN FISCAL        PRICE      EXPIRATION      FOR OPTION TERM(1)
NAME                              GRANTED (#)      YEAR (%)(2)     ($/SH)(3)       DATE        5% ($)       10% ($)
----                              -----------     ------------     ---------    -----------  -----------  ----------
Christopher Keene..........        10,000 (4)          4%           $2.4000     04/01/2013      $15,093      $20,948
                                   10,000 (5)          4%            4.1100     12/18/2013       25,848       35,874

Christine Russell..........         5,000 (4)          2%            2.4000     04/01/2003        7,547       10,474

Derek Henninger............         5,000 (4)          2%            2.4000     04/01/2013        7,547       10,474
                                    5,000 (5)          2%            4.1100     12/18/2013       12,924       17,937

Vivek Singhal..............         5,000 (4)          2%            2.4000     04/01/2013        7,547       10,474
                                    5,000 (5)          2%            4.1100     12/18/2013       12,924       17,937

Edward Murrer..............         5,000 (4)          2%            2.4000     04/01/2013        7,547       10,474

-------------------
(1) The potential realizable value illustrates a value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term, less the exercise price. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionees' continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.
(2) The Company granted stock options representing 241,100 shares to employees in 2003. All grants were made under the 1997 Stock Plan.
(3) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.
(4) This option vests at the rate of 1/4th of the total number of shares on the first anniversary of April 1, 2004, the vesting commencement date, and 1/48th of the total shares on each monthly anniversary of the vesting commencement date thereafter.
(5) This option vests at the rate of 1/2 of the total number of shares on the first anniversary of December 18, 2004, the vesting commencement date, and 1/24th of the total shares on each monthly anniversary of the vesting commencement date thereafter.
(6) This option vests at the rate of 1/4th of the total number of shares on the first anniversary of December 18, 2004, the vesting commencement date, and 1/48th of the total shares on each monthly anniversary of the vesting commencement date thereafter.

AGGREGATED OPTION EXERCISES IN 2003 AND VALUE OF UNEXERCISED OPTIONS HELD AS OF DECEMBER 31, 2003

    The following table sets forth the number of shares covered by stock options held by Named Executive Officers as of December 31, 2003, and the value of "in-the-money" stock options, which represents the difference between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2003. No stock appreciation rights were outstanding during the year ended December 31, 2003, and no stock options were exercised by Named Executive Officers during the year ended December 31, 2003.

                               NUMBER OF SECURITIES UNDERLYING              VALUE OF UNEXERCISED
                             UNEXERCISED OPTIONS AT FISCAL YEAR             IN-THE-MONEY OPTIONS
                                           END (#)                        AT FISCAL YEAR END ($)(1)
                             ------------------------------------ ------------------------------------------
    NAME                       EXERCISABLE       UNEXERCISABLE       EXERCISABLE (2)       UNEXERCISABLE
    ----                       -----------       -------------       ---------------       -------------
    Christopher Keene.......      3,541              6,459                  0                    0
                                    0               10,000                  0                  16,500
    Derek Henninger.........      2,500              2,500                  0                    0
                                  1,770              3,230                  0                    0
                                    0                5,000                  0                  8,250
                                    0                5,000                  0                    0
    Vivek Singhal...........       600                 0                  1,050                  0
                                  1,300                0                    0                    0
                                   250                 0                    0                    0
                                 21,237              5,465                  0                    0
                                  1,770              3,320                  0                    0
                                    0                5,000                  0                  8,250
                                    0                5,000                  0                    0
                                  1,250              1,250                  0                    0
                                  1,567               533                   0                    0

-------------------
(1) Value is based on the closing price of the Company's Common Stock on the Nasdaq SmallCap Market on December 31, 2003 of $4.05 per share, less the aggregate exercise price of the options.
(2) Does not include options that had an exercise price greater than the per share closing price of $4.05 on December 31, 2003 as reported on the Nasdaq SmallCap Market.


INDEMNIFICATION AGREEMENTS

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

COMPENSATION OF DIRECTORS

    Directors do not currently receive cash compensation for their services as members of the Board except for periodic reimbursement of travel expenses. Employee directors are eligible to participate in the 1997 Stock Plan and the ESPP. Non-employee directors are eligible to participate in the 1997 Stock Plan and the Directors Plan.

    The Directors Plan currently provides that each non-employee director who joined the Board prior to June 24, 1999, the date of the Company's initial public offering (a "Preexisting Outside Director") is automatically granted an option to purchase 1,000 shares of Common Stock on the first day of each fiscal year, starting on January 1, 2002. In addition, the Directors Plan currently provides that each non-employee director who joins the Board after June 24, 1999 (a "New Outside Director") is automatically granted: (i) an option to purchase 2,000 shares of Common Stock (the "First Option") on the date of his or her election or appointment to the Board of Directors, (ii) an additional option to purchase 2,000 shares of Common Stock (the "Second Option") on the one year anniversary of his or her election or appointment as a director, and (iii) an additional option (each, a "Subsequent Option") to purchase 1,000 shares of Common Stock on the first day of each fiscal year after the date of grant of the Second Option. All such options granted to Preexisting Outside Directors and New Outside Directors are fully vested at the date of the grant, have an exercise price per share equal to the fair market value of the Common Stock on the date of grant and have a term of 10 years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None of the members of the Compensation Committee is an officer or employee of the Company, nor has any member formerly served as an officer of the Company. No executive officer of the Company serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving on the Company's Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information that has been provided to the Company with respect to beneficial ownership of shares of the Company's Common Stock as of February 29, 2004 for (i) each person who is known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock,
(ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. The applicable percentage of ownership for each stockholder is based on 2,713,918 shares of Common Stock outstanding as of February 29, 2004, in each case together with applicable options for that stockholder. Shares of Common Stock issuable upon exercise of options and other rights beneficially owned that are exercisable on or before April 29, 2004 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights but are not deemed outstanding for computing the percentage ownership of any other person.

    Except as otherwise noted, the address of each person listed in the table is c/o Persistence Software, Inc., 1720 South Amphlett Boulevard, Third Floor, San Mateo, California, 94402. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and is based on the individual's ability to exercise voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

                                                                       NUMBER OF SHARES     PERCENTAGE
       NAME AND ADDRESS                                               BENEFICIALLY OWNED    OWNERSHIP
       ----------------                                               ------------------    ---------
       Needham Capital Partners (1)................................         501,380          17.69%
           445 Park Avenue
           New York, NY 10022

       Thomas P. Shanahan (2)......................................         496,380          17.51
           c/o Needham Capital Partners
           445 Park Avenue
           New York, NY 10022

       Christopher T. Keene (3)....................................         283,990          10.44

       Roy Rogers (4)..............................................         202,950           7.46
           27927 Briones Way
           Los Altos Hills, CA 94022


       Eastbourne Capital Management, L.L.C. (5)(6)................         146,530           5.40
           1101 Fifth Avenue, Suite 160,
           San Rafael, CA 94901

       Derek Henninger (7).........................................         128,905           4.74

       Vivek Singhal (8)...........................................          32,844           1.20

       Christine Russell (9)                                                 26,000           *

       Sanjay Vaswani (10).........................................          16,050           *

       Lawrence Owen Brown (11)....................................           6,500           *

       James F. Sutter (12)........................................           5,333           *

       All directors and executive officers as a group
           (7 persons) (13)........................................         778,556          33.39

---------------------
 * Less than 1%.

(1) Includes 289,176 shares held by Needham Capital Partners III, L.P., 29,694 shares held by Needham Capital Partners IIIA, L.P., immediately exercisable warrants to purchase 92,717 shares held by Needham Capital Partners III, L.P. and immediately exercisable warrants to purchase 9,520 shares held by Needham Capital Partners IIIA, L.P. Needham Capital Management, L.L.C. is the general partner of each of the above private limited partnerships. Also includes 56,998 shares held by Needham Capital Partners III (Bermuda), L.P. and immediately exercisable warrants to purchase 18,275 shares held by Needham Capital Partners III (Bermuda), L.P. Needham Capital Management (Bermuda), L.L.C. is the general partner of such entity. Thomas P. Shanahan, a director of the Company, George A. Needham, John C. Michaelson and John J. Prior are each managing members of Needham Capital Management, L.L.C. and Needham Capital Management (Bermuda), L.L.C., and share voting and dispositive power with respect to the shares held by such entities. Also includes 5,000 shares held by Needham Contrarian Fund, L.P. Mr. George A. Needham is the Managing General Partner of Needham Management Partners, L.P., the general partner of such entity. Each managing partner or member disclaims beneficial ownership of these shares except to the extent of its or his respective pecuniary interests.
(2)   See Note 1.  Excludes 5,000 shares held by Needham Contrarian Fund, L.P.
(3) Includes 258,215 shares held in the name of "Christopher Keene and Yvonne Keene Community Property," and shares held by the following trusts: 9,200 shares held by The Alexander Allan Keene Trust and 9,200 shares held by The Austen Foster Keene Trust. Mr. Keene disclaims beneficial ownership of all shares held by such trusts except to the extent of his pecuniary interest. Includes 6,875 shares issuable upon exercise of options that are exercisable on or before April 29, 2004.
(4)   Total number of shares beneficially owned is based solely on a review of
      Schedule 13G filings made with the Securities and Exchange Commission. Such filings set forth beneficial ownership as of December 31, 2003, and includes 138,350 shares held in the name of "Rogers Family Trust, UTD 01-21-81" and 64,600 shares held in the name of "Roy and Ruth Rogers Unit Trust, UTD 09-28-89". Pursuant to the Registration on Form S-3 filed by the Company with the Securities and Exchange Commission on January 15, 2004 (File No. 333-111433), 6,600 shares are issuable upon the exercise of warrants that are exercisable on or before April 29, 2004.
(5) Beneficial ownership calculation is based solely on a review of Schedule 13G filings made with the Securities and Exchange Commission. Such filings set forth beneficial ownership as of December 31, 2003.
(6) Per Schedule 13G filing made with the Securities and Exchange Commission, Richard Jon Berry is the controlling member of Eastbourne Capital Management, L.L.C.
(7) Includes 6,353 shares issuable upon exercise of options that are exercisable on or before April 29, 2004. Also includes shares held by the following trusts, of which Mr. Henninger and Elizabeth W. Henninger share voting and dispositive power as trustees: 105,388 shares held by The Henninger Family Trust, 8,390 shares held by The Henninger Family Irrevocable Trust fbo Grant Larson Henninger U/A/D 04/03/2000 and 8,390 shares held by The Henninger Family Irrevocable Trust fbo Webb Ryan Henninger U/A/D 04/03/2000. Mr. and Mrs. Henninger each disclaim beneficial ownership of the shares held by such trusts except to the extent of their respective pecuniary interests.
(8) Includes 29,873 shares issuable upon exercise of options that are exercisable on or before April 29, 2004.
(9)   Ms. Russell resigned as an employee of the Company as of October 17, 2003.

(10) Includes 16,000 shares issuable upon exercise of options that are exercisable on or before April 29, 2004.
(11) Consists of 6,500 shares issuable upon exercise of options that are exercisable on or before April 29, 2004.
(12) Consists of 5,333 shares issuable upon exercise of options that are exercisable on or before April 29, 2004.
(13) Also includes an aggregate of 191,446 shares issuable upon exercise of options and warrants held by all directors and executive officers that are exercisable on or before April 29, 2004.


EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of December 31, 2003, including the 1994 Stock Purchase Plan, 1997 Stock Plan, the Directors Plan and the ESPP.

                                                                                             NUMBER OF SECURITIES
                                                                                                   REMAINING
                                                                                                 AVAILABLE FOR
                                        NUMBER OF SECURITIES            WEIGHTED             FUTURE ISSUANCE UNDER
                                          TO BE ISSUED UPON              AVERAGE              EQUITY COMPENSATION
                                             EXERCISE OF             EXERCISE PRICE            PLANS (EXCLUDING
                                        OUTSTANDING OPTIONS,     OF OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
PLAN CATEGORY                            WARRANTS AND RIGHTS       WARRANTS AND RIGHTS           COLUMNS (a))
                                                (a)                       (b)                         (c)
-------------------------------------  ------------------------  ------------------------  --------------------------
Equity compensation plans
approved by stockholders                      373,980 (1)              $ 7.94 (1)                 482,476 (1)
                                               14,000 (2)               18.51 (2)                  36,000 (2)
                                                   --                      --                     103,484 (3)
Equity compensation plans
not approved by stockholders                   43,000 (4)                4.97 (4)                      --

TOTAL                                         430,980                                             621,960

-------------------
(1) Comprises outstanding options, weighted average exercise price and securities available for issuance under the 1997 Stock Plan as of December 31, 2003, not including a maximum of 3,864 additional shares that may be transferred from the 1994 Stock Purchase Plan. The 1997 Stock Plan includes an "evergreen" feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each fiscal year through 2005, equal to the lesser of 98,500 shares or 4.94% of the Company's outstanding Common Stock on the last day of the immediately preceding fiscal year.
(2) Comprises outstanding options, weighted average exercise price and securities available for issuance under the Directors Plan as of December 31, 2003.
(3) Available for issuance under the ESPP as of December 31, 2003. The ESPP, designed to comply with Internal Revenue Code Section 423, includes an "evergreen" feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each fiscal year through 2004, equal to the lesser of 25,000 shares or 1% of the Company's outstanding Common Stock on the last day of the immediately preceding fiscal year.
(4) Comprises warrants issued to non-employees for consulting services. In 2003, the Company issued warrants to purchase up to 30,000 shares of Common Stock to a trust controlled by Brian Swift, an affiliate of Securities Research Associates, Inc., as partial compensation for services as placement agent in connection with a private placement of the Company's Securities. During 2002, the Company issued warrants to purchase up to 5,000 shares of Common Stock to RTX Securities Corporation at an exercise price of $3.80 in partial consideration for consulting services. Such warrants are fully vested as of the date of grant. In addition, during 2001 the Company issued warrants to purchase up to 8,000 shares of Common Stock to RCG Capital Markets at an exercise price of $5.70 in partial consideration for consulting services. Such warrants vest over a period of four years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2002 and 2003 and for the reviews of the financial statements included in the Company's Annual Reports on Form 10-K for the fiscal years ended December 31, 2002 and 2003 were:

                                                2003         2002
                                                ----         ----

Audit Fees(1)                                 $154,000     $137,000
Audit-Related Fees(2)                           64,825       11,100
Tax Fees                                        n/a          n/a
All Other Fees                                  n/a          n/a
                                              ---------    ---------
                        Total                 $218,825     $148,600
                                              ---------    ---------

---------------------

(1) Audit fees represent fees for professional services provided in connection with the audit of the Company's financial statements and review of the Company's quarterly financial statement and audit services provided in connection with other statutory or regulatory filings.

(2) Audit-related fees consisted primarily of work performed in conjunction with registration statement filings and accounting consultations.


      Applicable law and regulations provide an exemption that permits certain services to be provided by the Company's outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

3.2(1)          Amended and Restated Certificate of Incorporation of
                Persistence.
3.4(7)          Amended and Restated Bylaws of Persistence, as amended on
                February 12, 2003.
4.1(1)          Specimen Stock Certificate.
4.2(2)          Common Stock Warrant, Warrant No. W-CS1, dated June 28, 2001, issued to RCG Capital Markets Group, Inc.
4.3(8)          Common Stock Warrant, Warrant No W-CS-2, dated October 18, 2002, issued to RTX Securities Corporation.
10.1(1)         Form of Common Stock Purchase Agreement between Persistence and each of Christopher T. Keene and Derek P. Henninger.
10.2(1)         Fifth Amended and Restated Investor Rights Agreement dated
                February 19, 1999 among Persistence and certain investors.
10.5(1)         1994 Stock Purchase Plan (as amended) and Form of Common Stock
                Purchase Agreement.
10.6(7)         1997 Stock Plan (as amended) and Forms of Stock Option Agreement and Common Stock Purchase Agreement.
10.7(7)         1999 Employee Stock Purchase Plan and Form of Subscription
                Agreement.
10.8(7)         1999 Directors' Stock Option Plan and Form of Option Agreement.
10.9(1)         Lease dated June 12, 1991 between Persistence and Great American
                Bank (as amended).
10.10(1)+       Settlement and License Agreement dated March 23, 1998 between
                Persistence and Sun Microsystems, Inc.
10.11(1)        Form of Indemnification Agreement between Persistence and
                officers and directors.
10.12(2)        Registration Rights Agreement dated as of June 28, 2001 between
                Persistence and RCG Capital Markets Group, Inc.
10.13(3)        Amended and Restated Loan Agreement between Persistence and
                Comerica Bank dated March 6, 2002.
10.14(3)        Lease Amendment dated February 5, 2002 between Persistence and
                Cornerstone Properties I, LLC.
10.15(3)        Form of Change of Control Agreement between Persistence and each of Keith Zaky and Ed Murrer.
10.16(4)        First Amendment to Loan and Security Agreement between
                Persistence and Comerica Bank dated May 6, 2002.
10.17(5)        Second Amendment to the Restated Loan and Security Agreement
                between Persistence and Comerica Bank dated July 3, 2002.
10.18(5)        Third Amendment to the Restated Loan and Security Agreement
                between Persistence and Comerica Bank dated July 17, 2002.
10.19(6)        Common Stock Purchase Agreement dated as of November 26, 2002 by and between Persistence Software, Inc. and Needham Capital
                Partners III, L.P., Needham Capital Partners IIIA, L.P. and
                Needham Capital Partners III (Bermuda), L.P.
10.20(6)        Registration Rights Agreement dated as of November 26, 2002 by and between Persistence Software, Inc. and Needham Capital
                Partners III, L.P., Needham Capital Partners IIIA, L.P. and
                Needham Capital Partners III (Bermuda), L.P.
10.21(6)        Voting Agreement dated as of November 26, 2002 by and between
                Persistence Software, Inc., Christopher T. Keene and Needham
                Capital Partners III, L.P., Needham Capital Partners IIIA, L.P.
                and Needham Capital Partners III (Bermuda), L.P.
10.22(6)        Form of Common Stock Warrant dated as of November 26, 2002 issued to Needham Capital Partners III, L.P., Needham Capital
                Partners IIIA, L.P. and Needham Capital Partners III (Bermuda),
                L.P.
10.23(7)        Fourth Amendment to the Restated Loan and Security Agreement
                between Persistence and Comerica Bank dated November 15, 2002.
10.23a(8)       Registration Rights Agreement dated as of October 18, 2002 between Persistence and RTX Securities Corporation.

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.24(7)        Amended and Restated Loan Agreement between Persistence and
                Comerica Bank dated March 20, 2003.
10.25(9)        Amendment No. 1 to Amended and Restated Loan and Security
                Agreement between Persistence Software, Inc. and Comerica Bank.
10.26(10)       Common Stock Purchase Agreement dated as of November 25, 2003 by and among Persistence Software, Inc. and certain investors.
10.27(10)       Registration Rights Agreement dated as of December 1, 2003 by and among Persistence Software, Inc. and certain investors.
10.28(10)       Form of Common Stock Warrant dated as of December 1, 2003 issued to certain investors.
10.29(10)       Form of Common Stock Warrant dated as of December 1, 2003 issued to Security Research Associates, Inc.
10.30**         Amendment No. 2 to Amended and Restated Loan and Security
                Agreement between Persistence Software, Inc. and Comerica Bank.
14.1*           Code of Ethics.
21.1(1)         List of Subsidiaries.
23.1**          Independent Auditors' Consent.
24.1**          Power of Attorney (see page 37).
31.1*           Certificate of Chief Executive Officer, pursuant to Rule
                13a-14(a).
31.2*           Certificate of Chief Financial Officer, pursuant to Rule
                13a-14(a).
32.1*           Certificate of Chief Executive Officer, pursuant to 18 U.S.C.
                Section 1350.
32.2*           Certificate of Chief Financial Officer, pursuant to 18 U.S.C.
                Section 1350.

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

+ Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.

*        Filed herewith.

**       Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                                      By:                /s/ BRIAN TOBIN
                                                          --------------------------------------------
                                                                           Brian Tobin
                                                                 ACTING CHIEF FINANCIAL OFFICER
                                                          (Principal Financial and Accounting Officer)

Date: April 29, 2004


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

               SIGNATURE                                   TITLE                              DATE
               ---------                                   -----                              ----

/s/ CHRISTOPHER T. KEENE                 Chairman of the Board and Chief Executive      April 29, 2004
----------------------------               Officer (Principal Executive Officer)
Christopher T. Keene

/s/ BRIAN TOBIN                          Acting Chief Financial Officer (Principal      April 29, 2004
----------------------------                 Financial and Accounting Officer)
Brian Tobin

*                                                       Director                        April 29, 2004
----------------------------
Lawrence Owen Brown

*                                                       Director                        April 29, 2004
----------------------------
Thomas Shanahan

*                                                       Director                        April 29, 2004
----------------------------
Sanjay Vaswani


*/s/ BRIAN TOBIN
-----------------------------
Brian Tobin, Attorney-in-fact

                                                         14