Form 10QSB
period 2004-03-31
PERSISTENCE SOFTWARE INC
filed 2004-05-14
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 000-25857

================================================================================


                           PERSISTENCE SOFTWARE, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                    94-3138935
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                     1720 SOUTH AMPHLETT BLVD., THIRD FLOOR
                           SAN MATEO, CALIFORNIA 94402
                    (Address of principal executive offices)

                                 (650) 372-3600
                          (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

================================================================================


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

    As of April 30, 2004, there were 2,715,918 shares of the registrant's common stock outstanding.


    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                      INDEX

PART I.        FINANCIAL INFORMATION.
          ITEM 1. FINANCIAL STATEMENTS.

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004 AND DECEMBER 31, 2003.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            PERSISTENCE SOFTWARE, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)
                                    (UNAUDITED)

                                                        MARCH 31,     DECEMBER 31,
                                                          2004            2003
                                                       ------------   ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents                            $     4,875    $     5,680
  Accounts receivable, net                                   1,736          1,498
  Prepaid expenses and other current assets                    214            258
                                                       ------------   ------------
          Total current assets                               6,825          7,436
Property and equipment, net                                    106             95
Purchased intangibles, net                                      50             59
Other assets                                                    37             37
                                                       ------------   ------------
          Total assets                                 $     7,018    $     7,627
                                                       ============   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $       278    $       329
  Accrued compensation and related benefits                    456            338
  Other accrued liabilities                                    591            924
  Deferred revenues net of long-term portion                 2,504          2,565
  Current portion of long-term obligations                      39            334
                                                       ------------   ------------
          Total current liabilities                          3,868          4,490
Long-term liabilities:
  Long-term portion of deferred revenues                        32             84
  Long-term obligations                                         14             18
                                                       ------------   ------------
          Total long-term liabilities                           46            102
                                                       ------------   ------------
          Total liabilities                                  3,914          4,592
                                                       ------------   ------------
Stockholders' equity:
  Common stock                                              67,132         67,112
  Accumulated deficit                                      (64,020)       (64,076)
  Accumulated other comprehensive loss                          (8)            (1)
                                                       ------------   ------------
          Total stockholders' equity                         3,104          3,035
                                                       ------------   ------------
          Total liabilities and stockholders' equity   $     7,018    $     7,627
                                                       ============   ============



             See notes to condensed consolidated financial statements.


                                        3

                           PERSISTENCE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                   -----------------------------
                                                     MARCH 31,       MARCH 31,
                                                       2004            2003
                                                   ------------     ------------
Revenues:
    Licenses                                       $       842      $     1,294
    Service                                              1,214            1,229
                                                   ------------     ------------
       Total revenues                                    2,056            2,523
                                                   ------------     ------------
Cost of revenues:
    Licenses                                                20               39
    Service                                                266              477
                                                   ------------     ------------
       Total cost of revenues                              286              516
                                                   ------------     ------------
Gross profit                                             1,770            2,007
                                                   ------------     ------------
Operating expenses:
    Sales and marketing                                    782            1,531
    Research and development                               570              849
    General and administrative                             474              643
    Purchased intangibles                                 (110)              --
                                                   ------------     ------------
           Total operating expenses                      1,716            3,023
                                                   ------------     ------------
Income/(loss) from operations                               54           (1,016)
Interest income                                              8               19
Interest and other expense                                  (6)             (11)
                                                   ------------     ------------
Income/(loss) before income taxes                           56           (1,008)
Income taxes                                                --               --
                                                   ------------     ------------
Net income/(loss)                                  $        56      $    (1,008)
                                                   ============     ============
Basic net income/(loss) per share                  $      0.02      $     (0.42)
                                                   ============     ============
Diluted net income/(loss) per share                $      0.02      $     (0.42)
                                                   ============     ============
Shares used in calculating basic net
  income/(loss) per share                                2,713            2,403
                                                   ============     ============
Shares used in calculating diluted net
   income/(loss) per share                               2,734            2,403
                                                   ============     ============


            See notes to condensed consolidated financial statements.


                                PERSISTENCE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                       -------------------
                                                                         2004       2003
                                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $    56    $(1,008)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                          16        141
     Amortization of deferred stock compensation                            --          6
     Release of obligation incurred to acquire purchased intangibles      (110)        --
     Loss on sale of fixed assets                                            6         --
     Issuance of warrants and options to non-employees and other            (1)        (8)
     Changes in operating assets and liabilities:
       Accounts receivable, net                                           (238)      (743)
       Prepaid expenses and other current assets                            44        156
       Accounts payable                                                    (51)       (32)
       Accrued compensation and related benefits                           118         48
       Other accrued liabilities                                          (334)      (161)
       Deferred revenues                                                  (113)      (102)
                                                                       --------   --------
          Net cash used in operating activities                           (607)    (1,703)
                                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                                         (24)       (19)
                                                                       --------   --------
          Net cash used in investing activities                            (24)       (19)
                                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                      20         15
  Repayment of obligations incurred to acquire purchased intangibles      (160)        --
  Repayment of long term obligations                                       (27)       (87)
                                                                       --------   --------
          Net cash used in financing activities                           (167)       (72)
                                                                       --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                (7)        (8)
                                                                       --------   --------
CASH AND CASH EQUIVALENTS:
  Net decrease                                                            (805)    (1,802)
  Beginning of period                                                    5,680      8,903
                                                                       --------   --------
  End of period                                                        $ 4,875    $ 7,101
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

2. BASIS OF PRESENTATION

    The condensed consolidated financial statements included in this filing on Form 10-QSB as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 balance sheet was extracted from audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2003 filed with the Securities and Exchange Commission.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2004, its condensed consolidated results of operations for the three month periods ended March 31, 2004 and 2003, and its condensed consolidated cash flows for the three month periods ended March 31, 2004 and 2003, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

3. NET INCOME/(LOSS) PER SHARE

    Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. Diluted net loss per common share for the three months ended March 31, 2003 was the same as basic net loss per common share since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

    As of March 31, 2004, the Company had securities outstanding which could potentially dilute basic earnings per share in the future. Such outstanding securities consist of the following (in thousands):

                                                              MAR. 31,  MAR. 31,
                                                                2004      2003
                                                              --------  --------
            Outstanding options                                    364       327
            Warrants                                               224       134
                                                              --------  --------
                 Total                                             588       461
                                                              ========  ========

4. ACCOUNTING FOR STOCK BASED COMPENSATION

    The Company accounts for stock based compensation granted to employees and directors under the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE, requires the disclosure of pro forma net loss as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for options outstanding under the 1997 Stock Plan:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2004         2003
                                                         ----         ----
Risk Free Interest...............................        1.93%        1.87%
Expected Life after vesting (years)..............        2.50         2.50
Expected Volatility..............................         131%         155%
Expected Dividend................................          $0           $0

    The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards granted had been amortized to expense over the vesting period of the awards, pro forma net loss (net of amortization of deferred compensation expense already recorded for the three months ended March 31, 2004 and 2003, as discussed above) would have been approximately as follows (in thousands, except for per share data):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                          2004        2003
                                                        ---------   ---------
Net loss as reported................................    $     56    $ (1,008)
Add: Stock-based employee compensation expense
   included in reported loss .......................          --           6
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards...................................        (138)       (117)
                                                        ---------   ---------
Pro forma net loss..................................    $    (82)   $ (1,119)
                                                        =========   =========

Basic net loss applicable to common shareholders per share:
As reported.........................................    $   0.02    $  (0.42)
Pro forma...........................................    $  (0.03)   $  (0.47)

Diluted net loss applicable to common shareholders per share:
As reported.........................................    $   0.02    $  (0.42)
Pro forma...........................................    $  (0.03)   $  (0.47)

    The Company accounts for stock-based awards to consultants using the multiple option method as described by FASB Interpretation No. 28. Stock-based compensation expense is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option-pricing model for stock based awards that have not fully vested. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates.

5. COMPREHENSIVE INCOME /(LOSS)

    The components of comprehensive income/(loss), consisting of the Company's reported net income/(loss) and unrealized gains or losses in the translation of foreign currencies, are as follows (in thousands):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                           2004        2003
                                                        ---------   ---------
Net income/(loss)...................................    $     56    $ (1,008)
Other comprehensive income (loss) ..................          (7)          8
                                                        ---------   ---------
Total comprehensive income/(loss)...................    $     49    $ (1,000)
                                                        =========   =========

6. RECENTLY ISSUED ACCOUNTING STANDARDS

    In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities", and a revised interpretation of FIN 46 ("FIN 46R") in December 2003 (collectively "FIN 46"). FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have interest in any variable interest entities as of March 31, 2004, and the adoption of FIN 46 did not have a material effect on the Company's financial statements.

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

    The Company's customer agreements customarily provide for indemnification of customers for intellectual property infringement claims. Such agreements generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to product usage, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claim for such indemnifications is outstanding as of March 31, 2004. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

8. SUBSEQUENT EVENTS

    On April 30, 2004, the Company renewed its credit facilities with a bank. Under the renewed facilities the Company continues to have a revolving line of credit facility of up to $1.5 million available through May 31, 2005. The bank's renewed credit facilities require the Company, among other things, to maintain certain working capital and profitability covenants. Borrowings under the facility are collateralized by substantially all of the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002 and 2001, included in our Annual Report on Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," "targeting," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

THE CURRENT ECONOMIC ENVIRONMENT

    The economic climate in which we operate has been difficult over the last several years, and capital spending has decreased dramatically. This has had a pronounced effect on our ability to generate new license fees, as IT budgets have been frozen and large capital expenditures like those required to purchase some of our products have been quite limited. Additionally, competition for these more limited sales opportunities has increased, and we have seen intense price competition both for new licenses and for support services. While we believe our installed base continues to represent a solid recurring revenue opportunity, we cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results. We have undertaken a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate. Some of the measures taken include workforce reductions.

REVENUES

    Our revenues, which consist of software license revenues and service revenues, totaled $2.1 million for the three months ended March 31, 2004 and $9.3 million in 2003. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. Service revenues consist of professional services consulting, customer support and training. Our two major products, POWERTIER and EdgeXtend, are based on a common technology platform for application data management. They differ mainly in that POWERTIER contains a proprietary, bundled application server, whereas EDGEXTEND is optimized to integrate with third party application servers, such as IBM's WebSphere and BEA's WebLogic application servers. We currently expect that sales of our older POWERTIER application server products will continue to contribute to our revenues, but that sales of our newer EDGEXTEND and DIRECTALERT products will contribute a growing percentage of our revenues over the next several quarters. Because a substantial portion of our revenues result from software license revenue from a limited number of customers, the identity of which change from quarter to quarter, in any given quarter the percentage contribution of POWERTIER, EDGEXTEND and DIRECTALERT to total license revenues varies, sometimes dramatically.

REVENUES FROM SALES OF PRODUCTS OUTSIDE THE UNITED STATES

    We market our software and services primarily through our direct sales organizations in the United States and the United Kingdom.

    Revenues from licenses and services to customers outside the United States were:

     THREE MONTHS ENDED MARCH 31,       REVENUES             % OF TOTAL REVENUES
     ----------------------------       --------             -------------------
              2004                      $811,000                     39%
              2003                      1.6 million                  64

    Sales of our products to customers in Europe declined by 50% in the three months ended March 31, 2004 from the three months ended March 31, 2003. This decrease was primarily due to the fact that we recognized $585,000 in revenues from one major contract in the first quarter of 2003 and we did not receive the same revenues in the first quarter of 2004. Our future success will depend, in part, on our successful development of international markets for our products.

LIMITED NUMBER OF CUSTOMERS

Historically, we have received a substantial portion of our revenues from a limited number of customers.

Sales of products to our top five customers accounted for:

     THREE MONTHS ENDED MARCH 31,            % OF TOTAL REVENUES
     ----------------------------            -------------------
              2004                                   47%
              2003                                   52

    In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues and these customers are likely to differ year to year.

    We had 38 total employees as of March 31, 2004. In 2003, we made staff reductions across all functional areas of our business in order to manage operating expenses and conserve cash in response to continued uncertainty in IT spending, which has affected our license revenue. We had 68 total employees as of December 31, 2002 and 39 as of December 31, 2003, representing a decrease of 43%. This decrease was due primarily to a workforce reduction during the third and fourth quarters of 2003 to cut costs. We have incurred net losses in each year since 1996 and as of December 31, 2003, had an accumulated deficit of $64.1 million.

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

    ALLOWANCE FOR DOUBTFUL ACCOUNTS. A significant portion of our receivables are concentrated with a small number of customers. Our bad debt policy requires that we maintain a specific allowance for certain doubtful accounts and a general allowance for the majority of the non-specifically reserved accounts. These allowances provide for estimated losses resulting from the inability of our customers to make required payments. We analyze such factors as historical bad debt experience, customer payment patterns and current economic trends. This analysis requires significant judgment. If the financial condition of our customers were to deteriorate further, additional allowances would generally be required resulting in future losses that are not included in our allowances for doubtful accounts at March 31, 2004 and December 31, 2003.

    PURCHASED TECHNOLOGY AND INTANGIBLES. Our business acquisitions typically resulted in goodwill and other intangible assets. The determination of the recoverability of such intangible assets requires management to make estimates and assumptions about fair value that affect our consolidated financial statements and operating results.

    STOCK COMPENSATION. We account for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no accounting recognition is given to employee stock options granted with an exercise price equal to fair market value of the underlying stock on the grant date. Upon exercise, the net proceeds and any related tax benefit are credited to stockholders' equity. Current proposed regulations indicate that stock options granted to both employees and non-employees will need to be valued at their fair value and included in operating expenses. When these proposed regulations become final, material differences in our expenses relating to equity compensation may result if different estimates and assumptions are required or if a different valuation model is used. Information about the impact on our operating results of using the alternative of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, is included in Note 4 of the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

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

RESULTS OF OPERATIONS

The following table sets forth statements of operations data for the three months ended March 31, expressed as a percentage of total revenues:

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ----------------------
                                                             2004        2003
                                                          ----------  ----------
 Revenues:
   License.............................................         41%         51%
   Service.............................................         59          49
                                                          ----------  ----------
       Total revenues..................................        100%        100%
                                                          ----------  ----------
 Cost of revenues:
   License.............................................          1%          2%
   Service.............................................         13          19
                                                          ----------  ----------
       Total cost of revenues..........................         14%         21%
                                                          ----------  ----------
 Gross profit..........................................         86%         79%

 Operating expenses:
   Sales and marketing.................................         38%         61%
   Research and development............................         28          34
   General and administrative..........................         23          25
   Purchased intangibles...............................         (5)         --
       Total operating expenses........................         84%        120%
                                                          ----------  ----------
 Income/(loss) from operations.........................          2         (41)
 Interest income.......................................         --           1
 Interest and other expense............................         --          --
                                                          ----------  ----------
 Income/(loss) before income taxes.....................          2         (40)
 Income taxes..........................................         --          --
                                                          ----------  ----------
 Net income/(loss).....................................          2%        (40)%

THREE MONTHS ENDED MARCH 31, 2004 AND  2003

   REVENUES
($ IN THOUSANDS)

                                                         % CHANGE
                                              2004      2003 - 2004      2003
                                           -----------  -----------  -----------
         Revenues:
           License.....................     $    842        (35)%     $  1,294
           Service.....................        1,214         (1)         1,229
                                           -----------               -----------
             Total Revenues ...........     $  2,056        (19)%     $  2,523
                                           -----------               -----------

    Our total revenues declined by 19% in the three months ended March 31, 2004 as compared to the same period in 2003. For the three months ended March 31, 2004, sales to JP Morgan Chase accounted for 14% of total revenues, and sales to our top five customers accounted for 47% of total revenues. For the three months ended March 31, 2003, sales to Adobe Systems accounted for 23% of total revenues, sales to JP Morgan Chase accounted for 10% of total revenues, and sales to our top five customers accounted for 52% of total revenues.

    LICENSE REVENUES. License revenues generally are priced based on the number of users or central processing units deploying our software. License revenues declined by 35% to $842,000 in the three months ended March 31, 2004 as compared to $1.3 million in the three months ended March 31, 2003. The decrease in software license revenues was primarily due to the fact that our target customers are those data- and transaction-intensive companies that are either building a new project or contemplating a rearchitecture of their current system in order improve their data management performance. We believe that continued industry-wide downturn in spending on IT infrastructure products has caused many of these target customers to delay these large IT projects, which affected our license revenues.

    SERVICE REVENUES. Service revenues consist of professional services consulting, customer support and training. Our service revenues were flat at $1.2 million in each of the three months ended March 31, 2004 and the three months ended March 31, 2003.

    INTERNATIONAL REVENUES. International revenues were $811,000 for the three months ended March 31, 2004 and $1.6 million for the three months ended March 31, 2003, representing a decrease of 50%. The decrease in international revenues from 2003 to 2004 was primarily attributable to the fact that we recognized $585,000 in revenues from one major contract in the first quarter of 2003 and we did not receive the same revenues in the first quarter of 2004.

    COST OF REVENUES

                                                         % CHANGE
                                              2004      2003 - 2004      2003
                                           -----------  -----------  -----------
           License.....................     $      20       (49)%     $      39
           Service.....................           266       (44)            477
                                           -----------  -----------  -----------
           Total cost of revenues......           286       (45)            516
                                           -----------               -----------
           Gross profit................     $   1,770       (12)%     $   2,007
                                           -----------               -----------

    COST OF LICENSE REVENUES. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs and the amortization of third party software embedded in our software. Cost of license revenues as a percentage of license revenues may vary between periods due to royalty charges from third party software vendors.

    COST OF SERVICE REVENUES. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services, technical support and training. The 44% decrease in cost of services revenues from the first three months of 2003 to the first three months of 2004 was primarily due to a $211,000 reduction in staffing and personnel related costs. As a percentage of service revenues, cost of service revenues was 13% for the three months ended March 31, 2004 and 19% for the three months ended March 31, 2003.

    OPERATING EXPENSES

                                                         % CHANGE
                                              2004      2003 - 2004      2003
                                           -----------  -----------  -----------

      Sales and marketing...............    $     782       (49)%     $   1,531
      Research and development..........          570       (33)            849
      General and administrative........          474       (26)            643
      Purchased intangibles.............         (110)     (100)             --
                                           -----------  -----------  -----------
        Total operating expenses........   $    1,716       (43)%     $   3,023
                                           -----------               -----------

    SALES AND MARKETING. Sales and marketing expenses consist of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. The 49% decrease in sales and marketing expenses from the first three months of 2003 to the first three months of 2004 was primarily due to a $526,000 reduction in staffing and personnel related costs and a $148,000 reduction in marketing and promotional expenses. Sales and marketing expenses represented 38% of total revenues for the three months ended March 31, 2004 and 61% of total revenues for the three months ended March 31, 2003. We are presently targeting that 2004 sales and marketing expense levels will be lower than comparable 2003 expense levels because as of April 2004 we had 14 sales and marketing employees as compared to an average of 22 such employees during 2003.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist of salaries and benefits for software developers, technical managers and quality assurance personnel as well as payments to external software consultants. The 33% decrease in research and development expenses from the first three months of 2003 to the first three months of 2004 was primarily due to a $239,000 reduction in staffing and personnel related costs. Research and development expenses represented 28% of total revenues for the three months ended March 31, 2004 and 34% of total revenues for the three months ended March 31, 2003. We are presently targeting that 2004 research and development expense levels will be lower than comparable 2003 expense levels because as of April 2004 we had 17 research and development employees as compared to an average of 22 such employees during 2003.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with our status as a public company. The 26% decrease in general and administrative expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily due to a $95,000 reduction in staffing and personnel related costs. General and administrative expenses represented 23% of total revenues for the three months ended March 31, 2004 and 25% of total revenues for the three months ended March 31, 2003.

    PURCHASED INTANGIBLES. Purchased intangibles expenses (reversal) were $(110,000) for the three months ended March 31, 2004 and nil for the three months ended March 31, 2003. In March 2004, we renegotiated a long-term obligation for third party software that was fully expensed in prior periods. This negotiation resulted in a reversal of $110,000 of the total amounts previously expensed.

    INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense) consists of earnings on our cash and cash equivalents, offset by interest expense related to obligations under capital leases and other equipment-related borrowings and other expenses. Interest and other income (expense) was $2,000 for the three months ended March 31, 2004 and $8,000 for the three months ended March 31, 2003.

    STOCK-BASED COMPENSATION. Some options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value of the stock price for accounting purposes was greater than the fair market value of the stock as determined by the Board of Directors on the date of grant or issuance. We had no deferred stock compensation associated with equity transactions as of March 31, 2004 and $25,000 as of March 31, 2003, net of amortization. Deferred stock compensation was amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was nil for the three months ended March 31, 2004 and $6,000 for the three months ended March 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2004, we had $4.9 million of cash and cash equivalents as compared to $5.7 million as of December 31, 2003.

    Net cash used in operating activities was $607,000 for the three months ended March 31, 2004, as compared to $1.7 million for the three months ended March 31, 2003. The main reason for the decrease in net cash used in operating activities in the first three months of 2004 was an improvement in our quarterly net loss position.

    Net cash used in investing activities was not significant for the three months ended March 31, 2004 or for the three months ended March 31, 2003.

    Net cash used in financing activities was $167,000 for the three months ended March 31, 2003, because we renegotiated and paid off in full a long-term obligation for third party software. Net cash used in financing activities was $72,000 for the three months ended March 2003 which consisted mainly of $87,000 in repayments of long-term obligations.

    We have a revolving credit facility with Comerica Bank of up to $1.5 million which is available through May 31, 2005 under which no borrowings were outstanding as of March 31, 2004. We also have a $149,000 equipment term loan, under which $34,000 was outstanding as of March 31, 2004. This facility is an 18 month term loan with principal payments of $8,229 per month beginning on February 1, 2003 plus interest at the bank's base rate plus 1% per annum. As of March 31, 2004 we were in compliance with our debt covenants. On April 30, 2004 we revised our covenant structure with the bank. This new structure requires us, among other things, to maintain certain working capital and profitability covenants. We expect to meet these covenants if we are able to achieve our revenues and accounts receivable collection targets. Borrowings under the facility are collateralized by substantially all of our assets.

    We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least March 31, 2005, provided that we meet our targets with respect to revenues and accounts receivable collections.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the other information in this quarterly report on Form 10-QSB and in our annual report on Form 10-K for the year ended December 31, 2003, the following factors should be considered carefully in evaluating our business and prospects.

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

     o our dependence for revenue from our POWERTIER product, which has achieved only limited market acceptance;

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

     o    our dependence upon key personnel.

IF WE ARE NOT ABLE TO GENERATE SUFFICIENT CASH FROM OPERATIONS TO FUND OUR BUSINESS AND FAIL TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, OUR BUSINESS COULD FAIL.

    Since inception, we have generally had negative cash flow from operations. To date, we have financed our business primarily through sales of common stock and convertible preferred stock and not through cash generated by our operations. We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least March 31, 2005 provided that we meet our targets with respect to revenues and accounts receivable collections.

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

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

    Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future as a result of a number of factors, many of which are outside our control. The timing of our sales is governed in part by our customers' capital spending budgets and we have been experiencing an absolute decline in revenues from quarter to quarter. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. In addition to the other risk factors described in this prospectus, additional factors that may cause fluctuations of our operating results include the following:

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

OUR SALES CYCLE IS LONG AND UNPREDICTABLE, SO IT IS DIFFICULT TO FORECAST OUR REVENUES.

    We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter because our customers often delay purchases of our products to the end of the quarter to gain price concessions. Any delay in sales of our products or services could cause our quarterly revenues and operating results to fluctuate. The typical sales cycle of our products is long and unpredictable and requires both a significant capital investment decision by our customers and a long consultative sales process regarding the use and benefits of our products and the integration of our products into the customer's current system. Our sales cycle is generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers, as well as a pilot program to establish a technical fit. Our products typically are purchased as part of a significant enhancement to a customer's information technology system, which may require substantial integration of our software with the customer's existing system. The implementation of our products involves a significant commitment of resources by prospective customers. Accordingly, a purchase decision for a potential customer typically requires the approval of several senior decision makers. Our sales cycle is affected by the business conditions of each prospective customer, as well as the overall economic climate for technology-related capital expenditures. Because a substantial portion of our costs are relatively fixed and based on anticipated revenues, a failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

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

     PERIOD                       % OF TOTAL REVENUES      IDENTITY AND % OF
OF TOP 5 CUSTOMERS                OF TOP 2 CUSTOMERS        TOTAL REVENUES

Quarter ended March 31, 2004             47%           JP Morgan Chase.......14%
                                                       Motorola...............9

Quarter ended March 31, 2003             52            Adobe Systems.........23
                                                       JP Morgan Chase.......10

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

DECLINES IN SALES REVENUE MAY RESTRICT OUR GROWTH AND HARM OUR BUSINESS AND OUR ABILITY TO ACHIEVE OUR FINANCIAL OBJECTIVES.

    We have experienced substantial sales declines beginning in 2001. In 2001 our revenues declined from the previous year by 23%, in 2002 our revenues declined by 25% and in 2003 our revenues declined by 36%. We believe a substantial portion of the decline in sales of our products is due to the general downturn in information technology spending by our prospective customers. Our target customers are those data- and transaction-intensive companies that are either building a new project or re-architecting their current system in order to improve their data management performance. Thus, anything that would cause these target customers to defer these projects, such as constrained budgets, will negatively affect our product sales. Our declining sales may also negatively affect our reputation with the investment community, which may lead to a decline in our stock price and may also discourage investors from purchasing our stock.

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

    Because IBM and BEA control the development schedule and feature set of their products, we need to maintain a good working relationship with IBM and BEA if we decide to develop future versions of EDGEXTEND for those new versions of WebSphere and WebLogic. Failure to develop future versions compatible with the latest versions from IBM and BEA could greatly reduce market acceptance for our products. IBM or BEA could add features to their products, which would reduce or eliminate the need for our products, which could harm our business. They could develop their products in a more proprietary way to favor their own products, or those offered by a third party, which could make it much harder for us to compete in the J2EE software market.

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

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO MAINTAIN AND TRAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

    We must maintain a strong direct sales team to generate revenues. In the last several years, we have experienced significant turnover in our sales team. Typically, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force and we may not be able to hire enough qualified individuals in the future. In addition, in connection with our workforce reductions in the third and fourth quarters of 2003, we reduced our sales and marketing staff from 22 employees at the beginning of 2003 to 14 employees as of March 31, 2004. As a result of our employee turnover and headcount reductions, we may not meet our sales goals.

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

    In the DIRECTALERT market, alternative approaches are provided by a variety of sources, including the potential for internal development. Company vendors such as SpiritSoft, TIBCO, and IBM provide message-oriented middleware software, which may evolve into competitive products. Vendors such as webMethods and Business Objects provide alternative architectures for business intelligence information. DIRECTALERT is based on licensed technology, which the Company is licensed to distribute on a non-exclusive basis.

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

OUR FAILURE TO MANAGE OUR RESOURCES COULD RESULT IN OUR FAILURE TO ACHIEVE OUR FINANCIAL OBJECTIVES.

    Achieving our planned revenue targets and other financial objectives will place significant demands on our management and other resources, in particularly because we must achieve our revenue and product development goals using both fewer people and a constrained budget. Our ability to manage our resources effectively will require us to continue to improve our sales process and to train, motivate and manage our employees. If we are unable to manage our business effectively within our current budget, we may not be able to retain key personnel and the quality of our services and products may suffer.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Revenues from licenses and services to customers outside the United States were:

    THREE MONTHS ENDED MARCH 31,       REVENUES              % OF TOTAL REVENUES
    ----------------------------       --------              -------------------
             2004                      $811,000                      39%
             2003                      1.6 million                   64


    YEAR ENDED DECEMBER 31,            REVENUES              % OF TOTAL REVENUES
    -----------------------            --------              -------------------
             2003                      $3.8 million                  40%
             2002                      4.8 million                   33

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could fall. As of March 31, 2004, we had approximately 2,715,918 shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradable. Shares held by affiliates are tradable, subject to volume and other restrictions of Rule
144. These sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities.

IF OUR STOCKHOLDERS' EQUITY FALLS BELOW $2.5 MILLION, OUR STOCK COULD BE DELISTED FROM NASDAQ SMALLCAP MARKET.

    Our stockholders' equity as of March 31, 2004 was $3.1 million, which is in excess of the $2.5 million minimum stockholders' equity requirement for listing on the Nasdaq SmallCap Market. However, if we do not achieve our target revenues, we may incur additional net losses, which would result in a decrease in our stockholders' equity. If our stockholders' equity falls below $2.5 million, our stock could be subject to delisting by Nasdaq, in which case our stock would trade on the OTC "bulletin board." Delisting of our stock from the Nasdaq SmallCap Market could reduce the liquidity in the market for our stock and negatively impact our reputation and consequently our business.

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

         We were in compliance with the covenants in our loan agreement with Comerica Bank at March 31, 2004, however, we have not been able to comply with the covenants of our loan agreement in the past, and we may not be able to be in compliance with our financial covenants in our loan agreement in the future if we fail to meet our revenue targets or continue to have net losses. On April 30, 2004, we renewed our loan agreement with the bank and we revised our covenant structure. This new structure requires us, among other things, to maintain certain working capital and profitability covenants. We expect to meet these covenants if we are able to achieve our target revenues. Borrowings under the facility are collateralized by substantially all of our assets. If we violate any covenant in our agreements with Comerica Bank, the bank may declare us in default of our obligations and could, among other things, refuse to advance us any additional funds under the line of credit, accelerate our repayment obligations under all our facilities, and exercise all of its other rights as a creditor under our facilities, including the sale of our assets, including our intellectual property.

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

ITEM 3. CONTROLS AND PROCEDURES

    (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer) as of the end of the period covered by this Quarterly Report on Form 10-QSB, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file, or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

    (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS:

       10.31 Amendment No. 3 to Amended and Restated Loan and Security Agreement Between Persistence Software, Inc. and Comerica Bank dated April 30, 2004.

       31.1       Certificate of Chief Executive Officer, pursuant to Rule
                  13a-14(a).

       31.2       Certificate of Chief Financial Officer, pursuant to Rule
                  13a-14(a).

       32.1       Certificate of Chief Executive Officer, pursuant to 18 U.S.C.
                  Section 1350.

       32.2       Certificate of Chief Financial Officer, pursuant to 18 U.S.C.
                  Section 1350.


    (b) REPORTS ON FORM 8-K:

    Reports on Form 8-K. Two reports on Form 8-K were filed during the quarter ended March 31, 2004: one report on From 8-K was filed on January 29, 2004, reporting matters under Items 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and 9 (Regulation FD Disclosure) and included financial statements for the three months and year ended December 31, 2003, and one report on Form 8-K was filed on February 10, 2004, reporting matters under Items 5 (Other Events and Required FD Disclosure) and 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PERSISTENCE SOFTWARE, INC.

                                            By: /s/ BRIAN TOBIN
                                                --------------------------------
                                                BRIAN TOBIN
                                                ACTING CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

Date: May 14, 2004

                                  EXHIBIT INDEX

      Exhibit
       No.                         Description
       ---                         -----------

       10.31 Amendment No. 3 to Amended and Restated Loan and Security Agreement Between Persistence Software, Inc. and Comerica Bank dated April 30, 2004.

       31.1       Certificate of Chief Executive Officer, pursuant to Rule
                  13a-14(a).

       31.2       Certificate of Chief Financial Officer, pursuant to Rule
                  13a-14(a).

       32.1       Certificate of Chief Executive Officer, pursuant to 18 U.S.C.
                  Section 1350.

       32.2       Certificate of Chief Financial Officer, pursuant to 18 U.S.C.
                  Section 1350.