Form 10QSB
period 2004-06-30
PERSISTENCE SOFTWARE INC
filed 2004-08-13
CIK 1084400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2004
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X]  No [ ]

    As of July 31, 2004, there were 2,718,664 shares of the registrant's common stock outstanding.


    Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                                      INDEX

PART I.       FINANCIAL INFORMATION.

      ITEM 1. FINANCIAL STATEMENTS.
              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 AND DECEMBER 31, 2003.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      ITEM 3. CONTROLS AND PROCEDURES.

PART II.      OTHER INFORMATION.

      ITEM 1. LEGAL PROCEEDINGS.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                PERSISTENCE SOFTWARE, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)
                                        (UNAUDITED)

                                                                JUNE 30,       DECEMBER 31,
                                                                  2004             2003
                                                               -----------     -----------
                                          ASSETS
Current assets:
  Cash and cash equivalents                                    $    4,987      $    5,680
  Accounts receivable, net                                          1,044           1,498
  Prepaid expenses and other current assets                           390             258
                                                               -----------     -----------
          Total current assets                                      6,421           7,436
Property and equipment, net                                           105              95
Purchased intangibles, net                                             41              59
Other assets                                                           37              37
                                                               -----------     -----------
          Total assets                                         $    6,604      $    7,627
                                                               ===========     ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $      353      $      329
  Accrued compensation and related benefits                           418             338
  Other accrued liabilities                                           586             924
  Deferred revenues net of long-term portion                        2,002           2,565
  Current portion of long-term obligations                              5             334
                                                               -----------     -----------
          Total current liabilities                                 3,364           4,490
Long-term liabilities:
  Long-term portion of deferred revenues                               --              84
  Long-term obligations                                                10              18
                                                               -----------     -----------
          Total long-term liabilities                                  10             102
                                                               -----------     -----------
          Total liabilities                                         3,374           4,592
                                                               -----------     -----------
Stockholders' equity:
  Common stock                                                     67,129          67,112
  Accumulated deficit                                             (63,891)        (64,076)
  Accumulated other comprehensive loss                                 (8)             (1)
                                                               -----------     -----------
          Total stockholders' equity                                3,230           3,035
                                                               -----------     -----------
          Total liabilities and stockholders' equity           $    6,604      $    7,627
                                                               ===========     ===========


                 See notes to condensed consolidated financial statements.


                                     PERSISTENCE SOFTWARE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             (UNAUDITED)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                            -----------------------     ----------------------
                                            JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,
                                              2004         2003          2004          2003
                                            --------------------------------------------------
Revenues:
    Licenses                                $ 1,139       $ 1,656       $ 1,982       $ 2,950
    Service                                   1,182         1,220         2,396         2,449
                                            --------      --------      --------      --------
       Total revenues                         2,321         2,876         4,378         5,399
                                            --------      --------      --------      --------
Cost of revenues:
    Licenses                                     23            22            42            61
    Service                                     317           459           583           936
                                            --------      --------      --------      --------
       Total cost of revenues                   340           481           625           997
                                            --------      --------      --------      --------
Gross profit                                  1,981         2,395         3,753         4,402
                                            --------      --------      --------      --------
Operating expenses:
    Sales and marketing                         755         1,545         1,537         3,076
    Research and development                    622           803         1,193         1,652
    General and administrative                  470           657           944         1,300
    Purchased intangibles                        --            --          (110)           --
                                            --------      --------      --------      --------
           Total operating expenses           1,847         3,005         3,564         6,028
                                            --------      --------      --------      --------
Income/(loss) from operations                   134          (610)          189        (1,626)
Interest income                                   8            16            17            35
Interest and other expense                       (4)          (11)          (11)          (22)
                                            --------      --------      --------      --------
Income/(loss) before income taxes               138          (605)          195        (1,613)
Income taxes                                     (9)          (19)           (9)          (19)
                                            --------      --------      --------      --------
Net income/(loss)                           $   129       $  (624)      $   186       $(1,632)
                                            ========      ========      ========      ========
Basic net income/(loss) per share           $  0.05       $ (0.26)      $  0.07       $ (0.68)
                                            ========      ========      ========      ========
Diluted net income/(loss) per share         $  0.05       $ (0.26)      $  0.07       $ (0.68)
                                            ========      ========      ========      ========
Shares used in calculating basic net
  income/(loss) per share                     2,716         2,406         2,715         2,404
                                            ========      ========      ========      ========
Shares used in calculating diluted net
   income/(loss) per share                    2,743         2,406         2,741         2,404
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


                                          PERSISTENCE SOFTWARE, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                          ----------------------
                                                                            2004          2003
                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                       $   186       $(1,632)
  Adjustments to reconcile net income/(loss) to net cash used in operating activities:
     Depreciation and amortization                                             49           237
     Amortization of deferred stock compensation                               --             8
     Release of obligation incurred to acquire purchased intangibles         (110)           --
     Loss on sale of fixed assets                                               5            --
     Other non-cash items                                                      (5)           (4)
     Changes in operating assets and liabilities:
       Accounts receivable, net                                               454          (696)
       Prepaid expenses and other current assets                             (132)          170
       Accounts payable                                                        24            87
       Accrued compensation and related benefits                               80            26
       Other accrued liabilities                                             (338)         (100)
       Deferred revenues                                                     (647)         (590)
                                                                          --------      --------
          Net cash used in operating activities                              (434)       (2,494)
                                                                          --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (47)          (24)
  Proceeds from sale of property and equipment                                 --             2
                                                                          --------      --------
          Net cash used in investing activities                               (47)          (22)
                                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs                17           (20)
  Repayment of obligations incurred to acquire purchased intangibles         (160)           --
  Repayment of long term obligations                                          (62)         (180)
                                                                          --------      --------
          Net cash used in financing activities                              (205)         (200)
                                                                          --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   (7)          (13)
                                                                          --------      --------
CASH AND CASH EQUIVALENTS:
  Net decrease                                                               (693)       (2,729)
  Beginning of period                                                       5,680         8,903
                                                                          --------      --------
  End of period                                                           $ 4,987       $ 6,174
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


2. BASIS OF PRESENTATION

    The condensed consolidated financial statements included in this filing on Form 10-QSB as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 balance sheet was extracted from audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for year ended December 31, 2003 filed with the Securities and Exchange Commission.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2004, its condensed consolidated results of operations for the three and six month periods ended June 30, 2004 and 2003, and its condensed consolidated cash flows for the six month periods ended June 30, 2004 and 2003, have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for any future interim or annual periods.

3. NET INCOME/(LOSS) PER SHARE

    Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share for the three and six months ended June 30, 2004 was the same as basic net income per common share.

    Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows (in thousands):

                                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                              JUNE 30,                            JUNE 30,
                                                                   ------------------------------      -----------------------------
                                                                       2004              2003              2004              2003
                                                                   ------------      ------------      ------------      -----------
Numerator for basic and diluted net income (loss) per share -
     net income/(loss).........................................    $       129       $      (624)      $       186       $   (1,632)
                                                                   ------------      ------------      ------------      -----------
Denominator for basic net income (loss) per share -
     weighted-average shares outstanding.......................          2,716             2,406             2,715            2,404
Dilutive effect of:
Common stock options...........................................             27                --                26               --
Warrants.......................................................             --                --                --               --
                                                                   ------------      ------------      ------------      -----------
Denominator for diluted net income (loss) per share............          2,743             2,406             2,741            2,404
                                                                   ============      ============      ============      ===========

    As of June 30, 2004, the Company had securities outstanding which could potentially dilute basic earnings per share in the future. Such outstanding securities consist of the following (in thousands):

                                                       JUNE 30,      JUNE 30,
                                                         2004          2003
                                                        ------        ------
            Outstanding options                            366           426
            Warrants                                       224           134
                                                        ------        ------
                 Total                                     590           560
                                                        ======        ======

4. ACCOUNTING FOR STOCK BASED COMPENSATION

    The Company accounts for stock based compensation granted to employees and directors under the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE, requires the disclosure of pro forma net income/(loss) as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for options outstanding under the 1997 Stock Plan:

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                             ----------------------------------  ---------------------------------
                                                                   2004              2003              2004              2003
                                                             ----------------  ----------------  ----------------  ---------------
Risk Free Interest Rate..................................           2.71%             1.81%            2.33%             1.81%
Expected Life after vesting (years) .....................           2.50              2.50             2.50              2.50
Expected Volatility......................................           118%              144%             125%              145%
Expected Dividend........................................            $0                $0               $0                $0

    The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards granted had been amortized to expense over the vesting period of the awards, pro forma net income/(loss) (net of amortization of deferred compensation expense already recorded for the six months ended June 30, 2003) would have been approximately as follows (in thousands, except for per share data):

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                                 ----------------------------       ---------------------------
                                                                    2004              2003             2004             2003
                                                                 ----------        ----------       ----------       ----------
Net income/(loss) as reported............................        $     129         $    (624)       $     186        $  (1,632)
Add: Stock-based employee compensation expense
    included in reported net income/(loss)...............               --                 2               --                8
Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards           (120)             (139)            (259)            (256)
                                                                 ----------        ----------       ----------       ----------
Pro forma net income/(loss)..............................        $       9         $    (761)       $     (73)       $  (1,880)
                                                                 ==========        ==========       ==========       ==========

Basic net income/(loss) per share:
As reported..............................................        $    0.05         $   (0.26)       $    0.07        $   (0.68)
Pro forma................................................        $    0.00         $   (0.32)       $   (0.03)       $   (0.78)

Diluted net income/(loss) per share:
As reported..............................................        $    0.05         $   (0.26)       $    0.07        $   (0.68)
Pro forma................................................        $    0.00         $   (0.32)       $   (0.03)       $   (0.78)

    The Company accounts for stock-based awards to consultants using the multiple option method as described by FASB Interpretation No. 28. Stock-based compensation expense for consultants is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option-pricing model for stock based awards that have not fully vested. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates.

5. COMPREHENSIVE INCOME /(LOSS)

    The components of comprehensive income/(loss), consisting of the Company's reported net income/(loss) and unrealized gains or losses in the translation of foreign currencies, are as follows (in thousands):

                                                       SIX MONTHS ENDED JUNE 30,
                                                           2004          2003
                                                       -----------  -----------
Net income/(loss)...............................       $      186   $   (1,632)
Other comprehensive income/(loss) ..............               (7)         (13)
                                                       -----------  -----------
Total comprehensive income/(loss)...............       $      179   $   (1,645)
                                                       ===========  ===========

6. RECENTLY ISSUED ACCOUNTING STANDARDS

    In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities", and a revised interpretation of FIN 46 ("FIN 46R") in December 2003 (collectively "FIN 46"). FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have interest in any variable interest entities as of June 30, 2004, and the adoption of FIN 46 did not have a material effect on the Company's financial statements.

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

    The Company's customer agreements customarily provide for indemnification of customers for intellectual property infringement claims. Such agreements generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to product usage, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claim for such indemnifications is outstanding as of June 30, 2004. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements as of December 31, 2003 and 2002 and for each of the years ended December 31, 2003 and 2002, included in our Annual Report on Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission. In addition, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," "targeting," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Additional Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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


THE CURRENT ECONOMIC ENVIRONMENT

    The economic climate in which we operate has been difficult over the last several years, and capital spending has decreased dramatically. This has had a pronounced effect on our ability to generate new license fees, as IT budgets have been frozen and large capital expenditures like those required to purchase some of our products have been quite limited. Additionally, competition for these more limited sales opportunities has increased, and we have seen intense price competition both for new licenses and for support services. We cannot provide any assurance that these pressures on IT spending will ease. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results. We undertook a variety of cost reduction measures during the third and fourth quarters of 2003 designed to bring our operating expenses in line with our perceptions of the business climate. Some of the measures taken include workforce reductions.

REVENUES

    Our revenues, which consist of software license revenues and service revenues, totaled $4.4 million for the six months ended June 30, 2004 and $5.4 million for the six months ended June 30, 2003. License revenues consist of licenses of our software products, which generally are priced based on the number of users or central processing units deploying our software. Service revenues consist of professional services consulting, customer support and training. Our two major products, POWERTIER and EDGEXTEND, are based on a common technology platform for application data management. They differ mainly in that POWERTIER contains a proprietary, bundled application server, whereas EDGEXTEND is optimized to integrate with third party application servers, such as IBM's WebSphere and BEA's WebLogic application servers. We currently expect that sales of our older POWERTIER application server products will continue to contribute to our revenues, but that sales of our newer EDGEXTEND and DIRECTALERT products will contribute a growing percentage of our revenues over the next several quarters. Because a substantial portion of our revenues result from software license revenue from a limited number of customers, the identity of which change from quarter to quarter, in any given quarter the percentage contribution of POWERTIER, EDGEXTEND and DIRECTALERT to total license revenues varies, sometimes dramatically. Our deferred revenue balance, which is comprised mainly of our support and maintenance contracts, was $2.0 million at June 30, 2004. This represents a 24% decrease from our deferred revenue balance of $2.6 million at December 31, 2003. This decrease was primarily due to three customers who chose not to renew their support and maintenance contracts. Our deferred revenue balance may fluctuate if existing customers choose not to renew their support and maintenance contracts or new or existing customers purchase such contracts.

REVENUES FROM SALES OF PRODUCTS OUTSIDE THE UNITED STATES

    We market our software and services primarily through our direct sales organizations in the United States and the United Kingdom.

    Revenues from licenses and services to customers outside the United States were:

    THREE MONTHS ENDED JUNE 30,       REVENUES            % OF TOTAL REVENUES
    ---------------------------       --------            -------------------
             2004                     $   1.4 million            59%
             2003                         614,000                21

    SIX MONTHS ENDED JUNE 30,         REVENUES            % OF TOTAL REVENUES
    -------------------------         --------            -------------------
             2004                     $   2.2 million            50%
             2003                         2.2 million            41

    Sales of our products to customers in Europe increased by 121% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily attributable to two customers. Sales of our products to customers in Europe were flat in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

LIMITED NUMBER OF CUSTOMERS

Historically, we have received a substantial portion of our revenues from a limited number of customers.

Sales of products to our top five customers accounted for:

         THREE MONTHS ENDED JUNE 30,                      % OF TOTAL REVENUES
         ---------------------------                      -------------------
                  2004                                            64%
                  2003                                            69

         SIX MONTHS ENDED JUNE 30,                        % OF TOTAL REVENUES
         -------------------------                        -------------------
                  2004                                            50%
                  2003                                            58

    In addition, the identity of our top five customers has changed from year to year. In the future, it is likely that a relatively few large customers could continue to account for a relatively large proportion of our revenues and these customers are likely to differ year to year.

    We had 39 total employees as of June 30, 2004. In 2003, we made staff reductions across all functional areas of our business in order to manage operating expenses and conserve cash in response to continued uncertainty in IT spending, which has affected our license revenue. We had 68 total employees as of December 31, 2002 and 39 as of December 31, 2003, representing a decrease of 43%. This decrease was due primarily to a workforce reduction during the third and fourth quarters of 2003 to cut costs. We have incurred net losses in each year since 1996 and as of June 30, 2004, had an accumulated deficit of $63.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, intangible assets, income taxes, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

    ALLOWANCE FOR DOUBTFUL ACCOUNTS. A significant portion of our receivables are concentrated with a small number of customers. Our bad debt policy requires that we maintain a specific allowance for certain doubtful accounts and a general allowance for the majority of the non-specifically reserved accounts. These allowances provide for estimated losses resulting from the inability of our customers to make required payments. We analyze such factors as historical bad debt experience, customer payment patterns and current economic trends. This analysis requires significant judgment. If the financial condition of our customers were to deteriorate further, additional allowances would generally be required resulting in future losses that are not included in our allowances for doubtful accounts at June 30, 2004 and December 31, 2003.

    PURCHASED TECHNOLOGY AND INTANGIBLES. Our business acquisitions typically resulted in goodwill and other intangible assets. The determination of the recoverability of such intangible assets requires management to make estimates and assumptions about fair value that affect our consolidated financial statements and operating results.

    STOCK BASED COMPENSATION. We account for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no accounting recognition is given to employee stock options granted with an exercise price equal to fair market value of the underlying stock on the grant date. Upon exercise, the net proceeds and any related tax benefit are credited to stockholders' equity. Current proposed regulations indicate that stock options granted to both employees and non-employees will need to be valued at their fair value and included in operating expenses. When these proposed regulations become final, material differences in our expenses relating to equity compensation may result if different estimates and assumptions are required or if a different valuation model is used. Information about the impact on our operating results of using the fair value method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, is included in Note 4 of the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

    INCOME TAXES. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying condensed consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

RESULTS OF OPERATIONS

THREE MONTHS (SECOND QUARTERS) ENDED JUNE 30, 2004 AND 2003

The following table sets forth statements of operations data for the three months ended June 30, expressed as a percentage of total revenues:

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                           2004         2003
                                                      -----------  -----------
 Revenues:
   License..........................................          49%          58%
   Service..........................................          51           42
                                                       -----------  -----------
       Total revenues...............................         100%         100%
                                                      -----------  -----------

 Cost of revenues:
   License..........................................           1%           1%
   Service..........................................          14           16
                                                       -----------  -----------
       Total cost of revenues.......................          15%          17%
                                                       -----------  -----------

 Gross profit.......................................          85%          83%

 Operating expenses:
   Sales and marketing..............................          33%          54%
   Research and development.........................          27           28
   General and administrative.......................          20           23
                                                       -----------  -----------
       Total operating expenses.....................          80%         105%
                                                       -----------  -----------
 Income/(loss) from operations......................           5          (22)
 Interest income....................................           0            1
 Interest and other expense.........................          (0)          (0)
                                                       -----------  -----------
 Income/(loss) before income taxes..................           5          (21)
 Income taxes.......................................          (0)          (1)
                                                       -----------  -----------
 Net income/(loss)..................................           5%         (22)%


THREE MONTHS ENDED JUNE 30, 2004 AND  2003

   REVENUES
(TABLE $ IN THOUSANDS)
                                                       % CHANGE
                                              2004    2003 - 2004       2003
                                           ---------  -----------    ---------
         Revenues:
           License.......................  $   1,139      (31)%      $   1,656
           Service.......................      1,182       (3)           1,220
                                           ---------     ------      ---------
             Total Revenues..............  $   2,321      (19)%      $   2,876
                                           =========                 =========

    Our total revenues declined by 19% in the three months ended June 30, 2004 as compared to the same period in 2003. For the three months ended June 30, 2004, sales to Nokia accounted for 23% of total revenues, sales to Reuters Financial accounted for 17% of total revenues, sales to Motorola accounted for 13% of total revenues, and sales to our top five customers accounted for 64% of total revenues. For the three months ended June 30, 2003, sales to Citigroup Global Markets accounted for 52% of total revenues, and sales to our top five customers accounted for 69% of total revenues.

    LICENSE REVENUES. License revenues generally are priced based on the number of users or central processing units deploying our software. License revenues declined by 31% to $1.1 million in the three months ended June 30, 2004 as compared to $1.7 million in the three months ended June 30, 2003. The decrease in software license revenues was primarily due to the fact that our target customers are those data- and transaction-intensive companies that are either building a new project or contemplating a rearchitecture of their current system in order to improve their data management performance. We believe that continued industry-wide downturn in spending on IT infrastructure products has caused many of these target customers to delay these large IT projects, which affected our license revenues.

    SERVICE REVENUES. Service revenues consist of professional services consulting, customer support and training. Our service revenues were flat at $1.2 million in each of the three months ended June 30, 2004 and the three months ended June 30, 2003.

    INTERNATIONAL REVENUES. International revenues were $1.4 million for the three months ended June 30, 2004 and $614,000 for the three months ended June 30, 2003, representing an increase of 121%. The increase in international revenues from the second quarter of 2003 to the second quarter of 2004 was primarily attributable to increased sales of our software to two customers.

    COST OF REVENUES
(TABLE $ IN THOUSANDS)
                                                  % CHANGE
                                          2004    2003 - 2004      2003
                                        -------   -----------     -------
         License ...................    $   23           5%       $   22
         Service ...................       317         (31)          459
                                        -------     -------       -------
           Total cost of revenues...    $  340         (29)%      $  481
                                        -------                   -------

         Gross profit ..............    $1,981         (17)%      $2,395
                                        =======                   =======


    COST OF LICENSE REVENUES. Cost of license revenues consists of royalties, packaging, documentation and associated shipping costs, commissions paid to distributors of our software, and the amortization of third party software embedded in our software. Cost of license revenues as a percentage of license revenues may vary between periods due to royalty charges from third party software vendors and commission payments to distributors.

    COST OF SERVICE REVENUES. Cost of service revenues consists of personnel, contractors and other costs related to the provision of professional services, technical support and training and commissions paid to distributors. The 31% decrease in cost of services revenues from the three months ended June 30, 2003 to the three months ended June 30, 2004 was primarily due to a $159,000 reduction in staffing and personnel related costs. As a percentage of service revenues, cost of service revenues was 27% for the three months ended June 30, 2004 and 38% for the three months ended June 30, 2003.

    OPERATING EXPENSES
(TABLE $ IN THOUSANDS)
                                                       % CHANGE
                                              2004     2003 - 2004        2003
                                            --------   -----------      --------
         Sales and marketing ...........    $   755          (51)%      $ 1,545
         Research and development ......        622          (23)           803
         General and administrative.....        470          (28)           657
                                            --------     --------       --------
           Total operating expenses ....    $ 1,847          (39)%      $ 3,005
                                            ========                    ========

    SALES AND MARKETING. Sales and marketing expenses consist of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, and promotional expenses. The 51% decrease in sales and marketing expenses from the three months ended June 30, 2003 to the three months ended June 30, 2004 was primarily due to a $477,000 reduction in staffing and personnel related costs, a $150,000 reduction in marketing and promotional expenses, as well as a decrease of $119,000 in commissions expensed due to lower revenues. Sales and marketing expenses represented 33% of total revenues for the three months ended June 30, 2004 and 54% of total revenues for the three months ended June 30, 2003. We are presently targeting that fiscal 2004 sales and marketing expense levels will be lower than comparable fiscal 2003 expense levels because as of July 2004 we had 14 sales and marketing employees as compared to an average of 22 such employees during 2003.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist of salaries and benefits for software developers, technical managers and quality assurance personnel as well as payments to external software consultants. The 23% decrease in research and development expenses from the three months ended June 30, 2003 to the three months ended June 30, 2004 was primarily due to a $158,000 reduction in staffing and personnel related costs. Research and development expenses represented 27% of total revenues for the three months ended June 30, 2004 and 28% of total revenues for the three months ended June 30, 2003. We are presently targeting that fiscal 2004 research and development expense levels will be lower than comparable fiscal 2003 expense levels because as of July 2004 we had 17 research and development employees as compared to an average of 22 such employees during 2003.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries, benefits and related costs for our finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with our status as a public company. The 28% decrease in general and administrative expenses from the three months ended June 30, 2003 to the three months ended June 30, 2004 was primarily due to a $99,000 reduction in staffing and personnel related costs. General and administrative expenses represented 20% of total revenues for the three months ended June 30, 2004 and 23% of total revenues for the three months ended June 30, 2003.

    INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense) consists of earnings on our cash and cash equivalents, offset by interest expense related to obligations under capital leases and other equipment-related borrowings and other expenses. Interest and other income was $4,000 for the three months ended June 30, 2004 and $5,000 for the three months ended June 30, 2003.

    STOCK-BASED COMPENSATION. Some options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value of the stock price for accounting purposes was greater than the fair market value of the stock as determined by the Board of Directors on the date of grant or issuance. We had no deferred stock compensation associated with equity transactions as of June 30, 2004 and $23,000 as of June 30, 2003, net of amortization. Deferred stock compensation was amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $2,000 for the three months ended June 30, 2003.

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

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The following table sets forth statements of operations data for the six months ended June 30, expressed as a percentage of total revenues:

                                                       SIX MONTHS ENDED JUNE 30,
                                                          2004          2003
                                                       -----------  -----------
 Revenues:
   License.........................................            45%          55%
   Service.........................................            55           45
                                                       -----------  -----------
       Total revenues..............................           100%         100%
                                                       -----------  -----------

 Cost of revenues:
   License.........................................             1%           1%
   Service.........................................            13           17
                                                       -----------  -----------
       Total cost of revenues......................            14%          18%
                                                       -----------  -----------

 Gross profit......................................            86%          82%

 Operating expenses:
   Sales and marketing.............................            35%          57%
   Research and development........................            27           31
   General and administrative......................            22           24
   Purchased intangibles...........................            (3)          --
                                                       -----------  -----------
       Total operating expenses....................            81%         112%
                                                       -----------  -----------
 Income/(loss) from operations.....................             5          (30)
 Interest income...................................             0            0
 Interest and other expense........................            (0)          (0)
                                                       -----------  -----------
 Income/(loss) before income taxes.................             5          (30)
 Income taxes......................................            (0)          (0)
                                                       -----------  -----------
 Net income/(loss).................................             5%         (30)%


SIX MONTHS ENDED JUNE 30, 2004 AND  2003

   REVENUES
(TABLE $ IN THOUSANDS)

                                                       % CHANGE
                                              2004    2003 - 2004    2003
                                           ---------- ----------- ----------
         Revenues:
           License........................ $    1,982    (33)%    $    2,950
           Service........................      2,396     (2)          2,449
                                           ----------    ----     ----------
             Total Revenues..............  $    4,378    (19)%    $    5,399
                                           ==========             ==========

    Our total revenues declined by 19% in the six months ended June 30, 2004 as compared to the same period in 2003. For the six months ended June 30, 2004, sales to Nokia accounted for 14% of total revenues, sales to Motorola accounted for 11% of total revenues, and sales to our top five customers accounted for 50% of total revenues. For the six months ended June 30, 2003, sales to Citigroup Global Markets accounted for 30% of total revenues, sales to Adobe Systems accounted for 14% of total revenues, and sales to our top five customers accounted for 58% of total revenues.

    LICENSE REVENUES. License revenues declined by 33% to $2.0 million in the six months ended June 30, 2004 as compared to $3.0 million in the six months ended June 30, 2003. The decrease in software license revenues was primarily due to the fact that our target customers are those data- and transaction-intensive companies that are either building a new project or contemplating a rearchitecture of their current system in order to improve their data management performance. We believe that continued industry-wide downturn in spending on IT infrastructure products has caused many of these target customers to delay these large IT projects, which affected our license revenues.

    SERVICE REVENUES. Our service revenues were flat at $2.4 million in each of the six months ended June 30, 2004 and the six months ended June 30, 2003.

    INTERNATIONAL REVENUES. International revenues were flat at $2.2 million in each of the six months ended June 30, 2004 and the six months ended June 30, 2003.

    COST OF REVENUES
(TABLE $ IN THOUSANDS)
                                                    % CHANGE
                                        2004       2003 - 2004    2003
                                       ------      -----------   ------
         License ................      $   42         (31)%      $   61
         Service ................         583         (38)          936
                                       ------       ------       ------
           Total cost of revenues      $  625         (37)%      $  997
                                       ------                    ------

         Gross profit ...........      $3,753         (15)%      $4,402
                                       ======                    ======

    COST OF LICENSE REVENUES. Cost of license revenues as a percentage of license revenues is expected to vary between periods due to royalty charges from third party software vendors and commission payments to distributors.

    COST OF SERVICE REVENUES. The 38% decrease in cost of services revenues from the six months of fiscal 2003 to the six months of fiscal 2004 was primarily due to a $372,000 reduction in staffing and personnel related costs. As a percentage of service revenues, cost of service revenues was 24% for the six months ended June 30, 2004 and 38% for the six months ended June 30, 2003.

    OPERATING EXPENSES
(TABLE $ IN THOUSANDS)
                                                         % CHANGE
                                                2004     2003 - 2004      2003
                                              --------   -----------    --------
         Sales and marketing ...............  $ 1,537        (50)%      $ 3,076
         Research and development ..........    1,193        (28)         1,652
         General and administrative.........      944        (27)         1,300
         Purchased intangibles .............     (110)      (100)            --
                                              --------    --------      --------
           Total operating expenses ........  $ 3,564        (41)%      $ 6,028
                                              ========                  ========

    SALES AND MARKETING. The 50% decrease in sales and marketing expenses from the first six months of 2003 to the first six months of 2004 was primarily due to a $1.1 million reduction in staffing and personnel related costs, a $297,000 reduction in marketing and promotional expenses, as well as a decrease of $128,000 in commissions expensed due to lower revenues. Sales and marketing expenses represented 35% of total revenues for the six months ended June 30, 2004 and 57% of total revenues for the six months ended June 30, 2003. We are presently targeting that fiscal 2004 sales and marketing expense levels will be lower than comparable fiscal 2003 expense levels because as of July 2004 we had 14 sales and marketing employees as compared to an average of 22 such employees during 2003.

    RESEARCH AND DEVELOPMENT. The 28% decrease in research and development expenses from the first six months of 2003 to the first six months of 2004 was primarily due to a $398,000 reduction in staffing and personnel related costs. Research and development expenses represented 27% of total revenues for the six months ended June 30, 2004 and 31% of total revenues for the six months ended June 30, 2003. We are presently targeting that fiscal 2004 research and development expense levels will be lower than comparable fiscal 2003 expense levels because as of July 2004 we had 17 research and development employees as compared to an average of 22 such employees during 2003.

    GENERAL AND ADMINISTRATIVE. The 27% decrease in general and administrative expenses from the first six months of 2003 to the first six months of 2004 was primarily due to a $193,000 reduction in staffing and personnel related costs as well as a $218,000 reduction in costs associated with our status as a public company. General and administrative expenses represented 22% of total revenues for the six months ended June 30, 2004 and 24% of total revenues for the six months ended June 30, 2003.

    PURCHASED INTANGIBLES. Purchased intangibles expense (reversal) was $(110,000) for the six months ended June 30, 2004. In March 2004, we renegotiated a long-term obligation for third party software that was fully expensed in prior periods. This negotiation resulted in a reversal of $110,000 of the total amounts previously expensed.

    INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense) consists of earnings on our cash and cash equivalents, offset by interest expense related to obligations under capital leases and other equipment-related borrowings and other expenses. Interest and other income was $6,000 for the six months ended June 30, 2004 and $13,000 for the six months ended June 30, 2003.

    STOCK-BASED COMPENSATION. Certain options granted and common stock issued in the past have been considered to be compensatory, as the estimated fair value of the stock price for accounting purposes was greater than the fair market value of the stock as determined by the Board of Directors on the date of grant or issuance. We had no deferred stock compensation associated with equity transactions as of June 30, 2004 and $23,000 as of June 30, 2003, net of amortization. Deferred stock compensation was amortized ratably over the vesting periods of these securities. Amortization expense, which is included in operating expenses, was $8,000 for the six months ended June 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2004, we had $5.0 million of cash and cash equivalents as compared to $5.7 million as of December 31, 2003.

    Net cash used in operating activities was $434,000 for the six months ended June 30, 2004, as compared to $2.5 million for the six months ended June 30, 2003. The main reason for the decrease in net cash used in operating activities in the first six months of 2004 was an improvement in our net loss position.

    Net cash used in investing activities was not significant for the six months ended June 30, 2004 or for the six months ended June 30, 2003.

    Net cash used in financing activities was $205,000 for the six months ended June 30, 2004, because we renegotiated and paid off a long-term obligation for third party software. Net cash used in financing activities was $200,000 for the six months ended June 2003 which consisted mainly of $180,000 in repayments of long-term obligations.

    We have a revolving credit facility with Comerica Bank of up to $1.5 million which is available through May 31, 2005 under which no borrowings were outstanding as of June 30, 2004. We also had a $149,000 equipment term loan, which was repaid as of June 30, 2004. As of June 30, 2004 we were in compliance with our debt covenants, which require us, among other things, to maintain certain working capital and profitability covenants. We expect to meet these covenants if we are able to achieve our revenues and accounts receivable collection targets. Borrowings under the facility are collateralized by substantially all of our assets.

    We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least June 30, 2005, provided that we meet our targets with respect to revenues and accounts receivable collections.

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

    o   our dependence upon key personnel; and

    o our existing customers may choose not to renew their support and maintenance contracts.

IF WE ARE NOT ABLE TO GENERATE SUFFICIENT CASH FROM OPERATIONS TO FUND OUR BUSINESS AND FAIL TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, OUR BUSINESS COULD FAIL.

    Since inception, we have generally had negative cash flow from operations. To date, we have financed our business primarily through sales of common stock and convertible preferred stock and not through cash generated by our operations. We are currently targeting that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through at least June 30, 2005 provided that we meet our targets with respect to revenues and accounts receivable collections.

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

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

    Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future as a result of a number of factors, many of which are outside our control. The timing of our sales is governed in part by our customers' capital spending budgets. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. In addition to the other risk factors described in this Form 10-QSB, additional factors that may cause fluctuations of our operating results include the following:

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

             PERIOD                          % OF TOTAL REVENUES            IDENTITY AND % OF TOTAL REVENUES
             ------                           OF TOP 5 CUSTOMERS                  OF TOP 2 CUSTOMERS
                                              ------------------                  ------------------
Six months ended June 30, 2004                       50%               Nokia.................................14%
                                                                       Motorola...............................11

Six months ended June 30, 2003                       58                Citigroup Global Markets...............30
                                                                       Adobe Systems..........................14

Year ended December 31, 2003                         46                Citigroup Global Markets...............21
                                                                       Adobe Systems...........................9

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

DECLINES IN SALES REVENUE MAY RESTRICT OUR GROWTH AND HARM OUR BUSINESS AND OUR ABILITY TO ACHIEVE OUR FINANCIAL OBJECTIVES.

    We have experienced substantial sales declines beginning in 2001. In 2001 our revenues declined from the previous year by 23%, in 2002 our revenues declined by 25% and in 2003 our revenues declined by 36%. In the six months ended June 30, 2004, our sales revenues declined by 19% from the six months ended June 30, 2003. We believe a portion of the decline in sales of our products is due to the general downturn in information technology spending by our prospective customers. Our target customers are those data- and transaction-intensive companies that are either building a new project or re-architecting their current system in order to improve their data management performance. Thus, anything that would cause these target customers to defer these projects, such as constrained budgets, will negatively affect our product sales. Our declining sales may also negatively affect our reputation with the investment community or potential customers, which may lead to a decline in our stock price and may also discourage investors from purchasing our stock or potential customers from purchasing our products.

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

BECAUSE OUR DIRECT SALES TEAM IS CURRENTLY OUR MOST CRITICAL SALES CHANNEL, ANY FAILURE TO MAINTAIN AND TRAIN THIS TEAM MAY RESULT IN LOWER REVENUES.

    We must maintain a strong direct sales team to generate revenues. In the last several years, we have experienced significant turnover in our sales team. Typically, newly hired employees have required training and approximately six to nine months experience to achieve full productivity. Like many companies in the software industry, we are likely to continue to experience turnover in our sales force and we may not be able to hire enough qualified individuals in the future. In addition, in connection with our workforce reductions in the third and fourth quarters of 2003, we reduced our sales and marketing staff from 22 employees at the beginning of 2003 to 13 employees as of December 31, 2003 and we had 14 sales and marketing employees as of June 30, 2004. As a result of our employee turnover and headcount reductions, we may not meet our sales goals.

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

OUR FAILURE TO MANAGE OUR RESOURCES COULD RESULT IN OUR FAILURE TO ACHIEVE OUR FINANCIAL OBJECTIVES.

    Achieving our planned revenue targets and other financial objectives will place significant demands on our management and other resources, particularly because we must achieve our revenue and product development goals using both fewer people and a constrained budget. Our ability to manage our resources effectively will require us to continue to improve our sales process and to train, motivate and manage our employees. If we are unable to manage our business effectively within our current budget, we may not be able to retain key personnel and the quality of our services and products may suffer.

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

    Our future success will depend, in part, on our successful development of international markets for our products. Revenues from licenses and services to customers outside the United States were:

         SIX MONTHS ENDED JUNE 30,                   REVENUES                   % OF TOTAL REVENUES
         -------------------------                   --------                   -------------------
                  2004                               $2.2 million                      50%
                  2003                                2.2 million                      41


         YEAR ENDED DECEMBER 31,                     REVENUES                   % OF TOTAL REVENUES
         -----------------------                     --------                   -------------------
                  2003                               $3.8 million                      40%
                  2002                                4.8 million                      33

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    If our current stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could fall. As of June 30, 2004, we had approximately 2,715,918 shares of common stock outstanding. Virtually all of our shares, other than shares held by affiliates, are freely tradable. Shares held by affiliates are tradable, subject to volume and other restrictions of Rule
144. These sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities.

IF OUR STOCKHOLDERS' EQUITY FALLS BELOW $2.5 MILLION, OUR STOCK COULD BE DELISTED FROM NASDAQ SMALLCAP MARKET.

    Our stockholders' equity as of June 30, 2004 was $3.2 million, which is in excess of the $2.5 million minimum stockholders' equity requirement for listing on the Nasdaq SmallCap Market. However, if we do not achieve our target revenues, we may incur additional net losses, which would result in a decrease in our stockholders' equity. If our stockholders' equity falls below $2.5 million, our stock could be subject to delisting by Nasdaq, in which case our stock would trade on the OTC "bulletin board." Delisting of our stock from the Nasdaq SmallCap Market could reduce the liquidity in the market for our stock and negatively impact our reputation and consequently our business.

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

    We were in compliance with the covenants in our loan agreement with Comerica Bank at June 30, 2004, however, we have not been able to comply with the covenants of our loan agreement in the past, and we may not be able to be in compliance with our financial covenants in our loan agreement in the future if we fail to meet our revenue targets or continue to have net losses. Our covenant structure requires us, among other things, to maintain certain working capital and profitability covenants. We expect to meet these covenants if we are able to achieve our target revenues. Borrowings under the facility are collateralized by substantially all of our assets. If we violate any covenant in our agreements with Comerica Bank, the bank may declare us in default of our obligations and could, among other things, refuse to advance us any additional funds under the line of credit, accelerate our repayment obligations under all our facilities, and exercise all of its other rights as a creditor under our facilities, including the sale of our assets, including our intellectual property.

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

    (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

    Internal control over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with Generally Accepted Accounting Principles. To the extent that components of our internal control over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our principal executive officer and principal financial officer referenced above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is not currently subject to any material legal proceedings, though it may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On June 16, 2004, we held our annual meeting of stockholders for the year ended December 31, 2003. The following summarizes the matters submitted to a vote of the stockholders:

1. To amend and restate the Company's Certificate of Incorporation to (i) decrease the number of authorized shares of Common Stock from 75,000,000 shares to 7,500,000 shares and (ii) decrease the number of authorized shares of preferred stock from 5,000,000 shares to 500,000 shares.

                                                                       BROKER
                                                                        NON-
    IN FAVOR                  OPPOSED             ABSTAIN               VOTES
    --------                  -------             -------              -------
    1,705,407                   1,120                577               940,420


2. The election of two (2) Class II directors to serve until the Annual Meeting of the stockholders for the year ending December 31, 2006:

    NOMINEE                    IN FAVOR            OPPOSED            ABSTAIN
    -------                    --------            -------            -------
    James Sutter               2,645,569               0               1,955
    Sanjay Vaswani             2,645,569               0               1,955

3. To ratify the appointment of Burr, Pilger & Mayer LLP as the independent auditors of the Company for the fiscal year ending December 31, 2004.

                                IN FAVOR           OPPOSED            ABSTAIN
                                --------           -------            -------
                                2,645,435           1,505               584


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS:

         3.2 Amended and Restated Certificate of Incorporation of Persistence as filed on July 12, 2004.

         3.4 Amended and Restated Bylaws of Persistence as amended on July 21, 2004.

         31.1     Certificate of Chief Executive Officer, pursuant to Rule
                  13a-14(a).

         31.2     Certificate of Chief Financial Officer, pursuant to Rule
                  13a-14(a).

         32.1     Certificate of Chief Executive Officer, pursuant to 18 U.S.C.
                  Section 1350.

         32.2     Certificate of Chief Financial Officer, pursuant to 18 U.S.C.
                  Section 1350.

    (b) REPORTS ON FORM 8-K:

    Reports on Form 8-K. Two reports on Form 8-K and one report on Form 8-K/A were filed during the quarter ended June 30, 2004: one report on From 8-K was filed on May 18, 2004, reporting matters under Item 4 (Changes in Registrant's Certifying Accountant), one report on Form 8-K/A was filed on May 27, 2004, reporting matters under Items 4 (Changes in Registrant's Certifying Accountant) and 7 (Financial Statements, Pro Forma Financial Information and Exhibits), and one report on Form 8-K was filed on July 22, 2004, reporting matters under Items 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and 12 (Results of Operations and Financial Condition.)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PERSISTENCE SOFTWARE, INC.

                                            By:  /s/  BRIAN TOBIN
                                                 -------------------------------
                                                 BRIAN TOBIN
                                                 ACTING CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)

Date: August 13, 2004

                                  EXHIBIT INDEX

      Exhibit
       No.                              Description
       ---                              -----------

         3.2 Amended and Restated Certificate of Incorporation of Persistence, as filed on July 12, 2004.

         3.4 Amended and Restated Bylaws of Persistence, as amended on July 21, 2004.

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